Form 10-Q
period 1996-03-31
FRAWLEY CORP
filed 1996-06-28
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                              --------------------------------------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________


Commission File Number            1-6436
                      --------------------------------


                              FRAWLEY CORPORATION
- --------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                        95-2639686
       --------                                        ----------
(STATE OR OTHER JURISDICTION                           (I.R.S. EMP I.D. NO)
OF INCORPORATION OR ORGANIZATION)


15760 Ventura Boulevard, Suite 1201, Encino, California   91436
- --------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                (818) 382-3682
- --------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

- --------------------------------------------------------------------------
     (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                    Outstanding at March 31, 1996
         -----                    -----------------------------

Common stock, par value $1                       1,222,905

                                    Total Number of Pages 11
                                                         ----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I:  FINANCIAL INFORMATION                                     PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     March 31, 1996 and December 31, 1995...........................  3

     Consolidated Statements of Operations -
     Three Months Ended March 31, 1996 and 1995.....................  4

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1996 and 1995.....................  5

     Notes to Consolidated Financial Statements.....................  6

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations...............  7-8


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings.....................................  9-10

     Item 5:  Other Information ....................................  10

     Item 6:  Exhibits and Reports on Form 8-K......................  10


SIGNATURES..........................................................  11

                         ITEM I:  FINANCIAL STATEMENTS

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,      DECEMBER 31,
                                                      1996             1995
                                                   -----------      ------------
                                                   (Unaudited)
     ASSETS
     ------

CURRENT ASSETS

  Cash                                             $    324,000     $   470,000
  Accounts receivable, net                              672,000         613,000
  Note receivable                                       547,000         547,000
  Prepaid expenses and other deposits                   162,000         184,000
  Other assets                                                0         150,000
                                                   ------------    ------------
        TOTAL CURRENT ASSETS                          1,705,000       1,964,000

  Long-term accounts receivable, net                    119,000         138,000
  Long-term notes receivable                            215,000         215,000
  Real estate investments, net                        3,253,000       3,407,000
  Property, plant and equipment, net                    568,000         603,000
                                                   ------------    ------------
        TOTAL ASSETS                               $  5,860,000    $  6,327,000
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES

  Notes payable to stockholders                    $  1,261,000    $  1,261,000
  Accounts payable and accrued expenses               2,087,000       2,451,000
  Unearned revenue                                      126,000         148,000
  Notes payable                                         696,000         696,000
                                                   ------------    ------------
        TOTAL CURRENT LIABILITIES                     4,170,000       4,556,000


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1 per share:
  Authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
  Authorized, 6,000,000 shares, issued
  1,414,217 shares                                    1,414,000       1,414,000
  Capital surplus                                    16,986,000      16,986,000
  Accumulated deficit                               (15,949,000)    (15,868,000)
                                                   ------------    ------------
                                                      2,451,000       2,532,000

  Less common stock in treasury,
  191,312 shares (at cost)                             (761,000)       (761,000)
                                                   ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                    1,690,000       1,771,000
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  5,860,000    $  6,327,000
                                                   ============    ============

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                            1996            1995
                                            ----            ----
REVENUES:

  Net revenues                            $  721,000    $   860,000
                                          ----------    -----------

COSTS AND EXPENSES:
  Cost of operations                         484,000        503,000
  Selling, general and administrative
   expenses                                  251,000        536,000
  Interest expense                            67,000         93,000
                                          ----------    -----------

     TOTAL COSTS AND EXPENSES                802,000     (1,132,000)
                                          ----------    -----------

LOSS FROM CONTINUING OPERATIONS              (81,000)      (272,000)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                         (16,000)
                                          ----------    -----------

NET LOSS                                  $  (81,000)   $  (288,000)
                                          ==========    ===========

NET LOSS PER SHARE:
  Continuing operations                   $     (.07)   $      (.22)
  Discontinued operations                                      (.01)
                                                        -----------
                                                (.07)          (.23)
                                          ==========    ===========

Weighted average number of
 common shares outstanding                 1,222,905      1,222,905
                                          ==========    ===========

                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                   1996            1995
                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $ (81,000)   $(288,000)
                                                  ---------    ---------
Adjustments to reconcile net loss
  to net cash used in operating activities:
     Depreciation                                    39,000       45,000
Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                                (40,000)      47,000
  Prepaid expenses and deposits                      22,000      (18,000)
  Other assets                                      150,000
  Accounts payable and accrued expenses            (364,000)    (108,000)
  Unearned revenue                                  (22,000)       8,000
                                                  ---------    ---------

        TOTAL ADJUSTMENTS                          (215,000)     (26,000)
                                                  ---------    ---------
        Net cash used in
        operating activities                       (296,000)    (314,000)
                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment purchases                                (4,000)
  Refunds received on real estate
     investments                                    154,000
                                                  ---------
Payments for real estate investments                             (13,000)
                                                               ---------
        Net cash provided by (used in)
        investing activities                        150,000      (13,000)
                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt borrowings                                     107,000
  Repayment of borrowings                                        (16,000)
                                                               ---------
        Net cash provided by
        financing activities                                      91,000
                                                               ---------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                      (146,000)    (236,000)

CASH, BEGINNING OF PERIOD                           470,000      245,000
                                                  ---------    ---------

CASH, END OF PERIOD                               $ 324,000    $   9,000
                                                  =========    =========

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1996, the results of operations and changes in cash flow for the three months then ended.

NOTE 2: Revenues from discontinued operations during the quarter ended March 31, 1995 totaled $482,000.

NOTE 3: The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results to be expected for the full year.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
- ---------------------------

During the quarter ended March 31, 1996, operating revenues from Specialized Health Services declined 13% or $100,000 when compared to the same period in 1995. The decline is primarily due to the continued decline in census experienced by the free standing hospital and the outpatient programs. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program, expanding the program through unit operation and outpatient treatment programs.

Revenues from stop smoking centers decreased for the three months ended March 31, 1996 when compared to the same period in 1995. The Company is competing with less expensive programs and the success of the treatment does not appear to be a factor. Expansion of the stop smoking program will be considered as more resources become available.

The Company is seeking to expand the business through the development of programs which meet the Company's standard of treatment and is also cost competitive.

Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.

The sale of two of the free standing hospitals permits the Company to actively seek partners that have compatible programs with available space to offer the Schick Program.

Real Estate
- -----------

The real estate operating loss during the quarter ended March 31, 1996 was $27,000 as compared to a loss of $198,000 for the same period in 1995. Real estate losses result from lack of sales, carrying costs, improvements required to sell the property and litigation cost.

The undeveloped real estate market in Southern California has shown some improvement during the first quarter of 1996. Los Angeles residents continue to flee the increasing congestion of the City. Many are exchanging convenience for a safer environment offered by properties located further from the City. The Company owned real estate offers these characteristics and management is confident the market will continue to gain momentum during 1996.

Liquidity and Capital Resources
- -------------------------------

The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

The Company has made significant reductions in overhead expense and is proceeding with other operational changes intended to restore profitability.

The Seattle Hospital and outpatient treatment program reported a $75,000 profit for the three months ended March 31, 1996 compared to a $45,000 profit for the three months ended March 31, 1995. Management believes the positive results will continue.

The Company has retired some debt obligations but continues to struggle to service remaining debt.

The settlement of certain legal matters has removed cash requirements to support litigation which was generally funded by loans.

The Company plans to raise needed capital by forming alliances with other health care providers and selling real estate. The sale of real estate may require further expenditures to prepare the land for sale which would be financed through borrowings. After improvements, the sale of the property is unpredictable and highly uncertain.

               PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings
          -----------------

          The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. During 1995, the State of California adjusted the estimated cost of remediation. Soil remediation is estimated at $2,000,000 with the Company's participation at 3.8% or $76,000. Water clean up is estimated at $6,000,000 with the Company's share at 5.67% or $340,000. The Company has recorded a liability for its estimated share of the assessments, net of insurance recovery, in the accompanying financial statements. These amounts are estimates and in 1996, the PRPs will finalize a new contract with the DTSC on total cost of remediation. The Company is also liable for its share of site study costs and in connection with such costs, the Company paid into the PRP group $38,000 in 1993, $271,000 in 1994 and has an unfunded cash call contribution of $90,000 in 1995 and an estimated contribution in 1996 of $93,000. The Company continues to incur legal cost for representation in this matter.

          In June 1989, the Company filed a lawsuit in the Los Angeles County Superior Court, Frawley Corporation vs. Harold Spinner, etc. et al,
                          ---------------------------------------------------
          which involves the rights to the proceeds from the sale of certain property once allegedly owned by the Company and Mr. Spinner. In November 1989, Harold Spinner cross-complained against the Company and individuals, and in January 1990, Harold Spinner amended the cross-complaint. The Spinners seek approximately $4.4 million in damages and punitive damages based on fraud. On July 8, 1990, the Company amended its complaint against Mr. Spinner, seeking an accounting of the purchase price and carrying costs, as well as adding a claim of fraud. In 1993, the matter was set for trial on two occasions and was continued at each date. On October 7, 1993, Harold Spinner filed personal bankruptcy and listed his claim against the Company at $1 million. The filing of bankruptcy causes an automatic stay of the state court proceedings. Mr. Spinner has been discharged from bankruptcy. The Company filed a motion to have the case dismissed and a hearing was held August 23, 1995 whereby an order dismissing the complaint was signed by the court and entered on September 6, 1994. Mr. Spinner filed an appeal on October 29, 1995. Due to court congestion it generally takes 18 months to two years from the time notice of appeal is filed to the issuance of written decision. The Company expects the appeal court to uphold the original decision for dismissal.

ITEM 5:   Other Information
          -----------------

          None

ITEM 6:   Exhibits and Reports on Form 8-K
          --------------------------------

          27 -- Financial Data Schedule.

          No reports on form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FRAWLEY CORPORATION
                                  ---------------------------------------
                                            (REGISTRANT)



Date:       May 15, 1996          By: /s/ Betty R. Hurn
     ------------------------         -----------------------------------
                                      BETTY R. HURN, Vice President
                                         (Authorized Officer and Chief
                                          Financial Officer)