Form 10-Q
period 1996-06-30
FRAWLEY CORP
filed 1996-08-13
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
EXCHANGE ACT OF 1934


For the quarterly period ended               June 30, 1996
                              --------------------------------------------
                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----
EXHCANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ----------------------


Commission File Number            1-6436
                      ----------------------------



                              FRAWLEY CORPORATION
- ---------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                              95-2639686
- ---------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
              (I.R.S. EMP I.D. NO)

    15760 Ventura Boulevard, Suite 1201, Encino, California  91436
- ---------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)
- --

                                 (818)382-3682
- ---------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


- ---------------------------------------------------------------------------
              (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO_____
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                        Outstanding at June 30, 1996
- --------------------------------   ----------------------------------------
  Common stock, par value $1                       1,222,905

                                         Total Number of Pages 12
                                                              -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX


[CAPTION]

PART I:  FINANCIAL INFORMATION                                      PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     June 30, 1996 and December 31, 1995...............................3

     Consolidated Statements of Operations -
     Three Months Ended June 30, 1996 and 1995.........................4

     Consolidated Statements of Operations -
     Six Months Ended June 30, 1996 and 1995...........................5

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1996 and 1995...........................6

     Notes to Consolidated Financial Statements........................7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations..................8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings........................................10

     Item 5:  Other Information........................................11

     Item 6:  Exhibits and Reports on Form 8-K.........................11


SIGNATURES.............................................................12

                         ITEM I:  FINANCIAL STATEMENTS

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30,      DECEMBER 31,
     ASSETS                                         1996            1995
     ------                                      -----------     -----------
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                            $   109,000     $   470,000
 Accounts receivable, net                            580,000         613,000
 Note receivable                                     547,000         547,000
 Prepaid expenses and other deposits                 198,000         184,000
 Other assets                                              0         150,000
                                                 -----------     -----------
        TOTAL CURRENT ASSETS                       1,434,000       1,964,000

 Long-term accounts receivable, net                  164,000         138,000
 Long-term notes receivable                          215,000         215,000
 Real estate investments, net                      3,305,000       3,407,000
 Property, plant and equipment, net                  533,000         603,000
                                                 -----------     -----------
        TOTAL ASSETS                             $ 5,651,000     $ 6,327,000
                                                 ===========     ===========


  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------


CURRENT LIABILITIES

 Notes payable to stockholders                   $ 1,336,000     $ 1,261,000
 Accounts payable and accrued expenses             1,972,000       2,451,000
 Unearned revenue                                    108,000         148,000
 Notes payable                                       696,000         696,000
                                                 -----------     -----------
        TOTAL CURRENT LIABILITIES                  4,112,000       4,556,000


STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share:
 Authorized, 1,000,000 shares; none issued
 Common stock, par value $1 per share;
 Authorized, 6,000,000 shares, issued
 1,414,217 shares                                  1,414,000       1,414,000
 Capital surplus                                  16,986,000      16,986,000
 Accumulated deficit                             (16,100,000)    (15,868,000)
                                                 -----------     -----------
                                                   2,300,000       2,532,000
 Less common stock in treasury,
 191,312 shares (at cost)                           (761,000)       (761,000)
                                                 -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY                 1,539,000       1,771,000
                                                 -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 5,651,000     $ 6,327,000
                                                 ===========     ===========



                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended
                                                   March 31,
                                           -----------------------
                                              1996          1995
                                           -----------------------

REVENUES:

 Net revenues                             $  721,000    $  860,000
                                          ----------    ----------
COSTS AND EXPENSES:
 Cost of operations                          484,000       503,000
 Selling, general and administrative
  expenses                                   251,000       536,000
 Interest expense                             67,000        93,000
                                          ----------    ----------
   TOTAL COSTS AND EXPENSES                  802,000     1,132,000
                                          ----------    ----------

LOSS FROM CONTINUING OPERATIONS              (81,000)     (272,000)

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                         (16,000)
                                          ----------    ----------
NET LOSS                                  $  (81,000)   $ (288,000)
                                          ==========    ==========
NET LOSS PER SHARE:
 Continuing operations                    $     (.07)   $     (.22)
 Discontinued operations                                      (.01)
                                          ----------    ----------
                                                (.07)         (.23)
                                          ==========    ==========
Weighted average number of
 common shares outstanding                 1,222,905     1,222,905
                                          ==========    ==========




                See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                     Six Months Ended
                                                          June 30,
                                                -------------------------
                                                    1996          1995
                                                -------------------------

REVENUES:
Net Revenues                                    $1,464,000     $1,700,000
Loss on sale of real estate
  investment                                                      (52,000)
                                                ----------     ----------
             TOTAL REVENUES                      1,464,000      1,648,000

COSTS AND EXPENSES:
Cost of operations                                 946,000        991,000
Selling, general and administrative
  expenses                                         609,000      1,061,000
Interest expense                                   141,000        183,000
                                                ----------     ----------

             TOTAL COST AND EXPENSES             1,696,000      2,235,000
                                                ----------     ----------

Loss from continuing operations                   (232,000)      (587,000)
Income from discontinued operations                                63,000
                                                ----------     ----------
NET LOSS                                        $ (232,000)      (524,000)
                                                ==========     ==========
NET (LOSS) INCOME PER SHARE:
  Continuing operations                         $    (0.19)    $    (0.48)
  Discontinued operations                                            0.05
                                                ----------     ----------
                                                     (0.19)         (0.43)
                                                ==========     ==========
Weighted average number of
  common shares outstanding                      1,222,905      1,222,905
                                                ==========     ==========



                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               Six Months Ended
                                                                   June 30,
                                                           -----------------------
                                                             1996          1995
                                                           ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $(232,000)    $(524,000)
                                                           ---------     ---------
Adjustments to reconcile net loss to net
  cash used in non-operating activities:
  Loss on sale of real estate investment                                    52,000
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                              78,000       105,000
Changes in operating assets and liabilities:
  Short- and long-term accounts
    receivable, net                                            7,000       288,000
  Prepaid expenses and deposits                              (14,000)      (64,000)
  Other assets                                               150,000
  Accounts payable and accrued expenses                     (480,000)      (90,000)
  Unearned revenue                                           (40,000)     (595,000)
                                                           ---------     ---------
             TOTAL ADJUSTMENTS                              (299,000)     (304,000)
                                                           ---------     ---------
             Net cash used in
              operating activities                          (531,000)     (828,000)
                                                           ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                         (8,000)       (3,000)
  Proceeds from sale of real estate investment                             285,000
  Payments for real estate investments                       (51,000)     (115,000)
  Refunds received on real estate                            153,000
                                                           ---------     ---------
             Net cash provided by
              investing activities                            94,000       167,000
                                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                                  76,000       144,000
  Repayment of borrowings                                                 (193,000)
                                                           ---------     ---------
             Net cash provided or used by
              financing activities                            76,000       (49,000)
                                                           ---------     ---------
Net cash used for continuing operations                     (361,000)     (710,000)
                                                           ---------     ---------
Net cash provided by discontinued operations                               500,000
                                                           ---------     ---------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                               (361,000)     (210,000)
CASH, BEGINNING OF PERIOD                                    470,000       245,000
                                                           ---------     ---------
CASH, END OF PERIOD                                         $109,000       $35,000
                                                           =========     =========


                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations and changes in cash flow for the six months then ended.

NOTE 2: Revenues from discontinued operations for the six months ended June 30, 1995 totaled $988,000.

NOTE 3: The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year.

                      FRAWLEY CORPORATION AND SUBSIDIARIES

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
- ---------------------------

During the quarter ended June 30, 1996, operating revenues from Specialized Health Services remained constant when compared to the same period in 1995. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program, expanding the program through unit operation and outpatient treatment programs.

Revenues from stop smoking centers remained constant for the three months ended June 30, 1996 when compared to the same period in 1995. The Company is competing with less expensive programs and the success of the treatment does not appear to be a factor. The non-prescription access, to stop-smoking patches and gum products provides individuals with another option in selecting a program.

The Company is seeking to expand the business through the development of programs which meet the Company's standard of treatment and is also price competitive.

Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.


Real Estate
- -----------

The real estate operating loss during the quarter ended June 30, 1996 was $73,000 as compared to a loss of $464,000 for the same period in 1995. Real estate losses result from lack of sales, carrying costs, improvements required to sell the property and litigation cost.

The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale. Management is confident the real estate market will continue to improve along with overall economic conditions in Southern California.

Liquidity and Capital Resources
- -------------------------------

The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

The Company's operating losses have decreased significantly as revenue has stabilized and operating subsidiaries previously posting large losses, have been sold. The Company anticipates further reductions in Corporate overhead as excess office space is subleased and less expensive space is leased.

The Seattle Hospital and outpatient treatment program reported a $90,000 profit for the three months ended June 30, 1996 compared to a $56,000 profit for the three months ended June 30, 1995. Management believes the positive results will continue.

The Company has retired some debt obligations but continues to struggle to service remaining debt. Debt secured by the Seattle Hospital in the amount of $680,000 was due July 1, 1996. A sixty-day extension was given by the lender. The Company is confident alternative financing will be obtained during the extension period. If replacement financing is not secured the Company could face penalties on the existing loan.

The Company continues to incur legal expenses and has an obligation in 1996 to contribute $180,000 to the Chatham Brothers toxic waste cleanup lawsuit. The Company intends that the contribution will be funded from real estate sales or loans. Real estate improvements have increased the cash shortage as the Company must borrow in order to pay for the improvements.

The Company has retired some debt obligations but continues to struggle to service remaining debt.

The settlement of certain legal matters has removed cash requirements to support litigation which was generally funded by loans.

The Company plans to raise needed capital by forming alliances with other health care providers and selling real estate. The sale of real estate may require further expenditures to prepare the land for sale which would be financed through borrowings. The sale of the property is unpredictable and highly uncertain and there is no assurance that the improvements will improve the marketability of the property.

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

          In June 1989, the Company filed a lawsuit in the Los Angeles County Superior Court, Frawley Corporation vs. Harold Spinner, etc. et al,
                        --------------------------------------------------
        which involves the rights to the proceeds from the sale of certain property once allegedly owned by the Company and Mr. Spinner. In November 1989, Harold Spinner cross-complained against the Company and individuals, and in January 1990, Harold Spinner amended the cross-complaint. The Spinners seek approximately $4.4 million in damages and punitive damages based on fraud. On July 8, 1990, the Company amended its complaint against Mr. Spinner, seeking an accounting of the purchase price and carrying costs, as well as adding a claim of fraud. In 1993, the matter was set for trial on two occasions and was continued at each date. On October 7, 1993, Harold Spinner filed personal bankruptcy and listed his claim against the Company at $1 million. The filing of bankruptcy causes an automatic stay of the state court proceedings. Mr. Spinner has been discharged from bankruptcy. The Company filed a motion to have the case dismissed and a hearing was held August 23, 1995 whereby an order dismissing the complaint was signed by the court and entered on September 6, 1994. Mr. Spinner filed an appeal on October 29, 1995. Due to court congestion it generally takes 18 months to two years from the time notice of appeal is filed to the issuance of written decision. The Company expects the appeal court to uphold the original decision for dismissal.

  ITEM 5: Other Information
          -----------------

          None

  ITEM 6: Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits
          --------
             27        Financial Data Schedule


          No reports on form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   FRAWLEY CORPORATION
                          ---------------------------------------
                                       (REGISTRANT)





  Date:       August 13, 1996         By: /s/ Betty R. Hurn
       ---------------------------       ---------------------------------
                                      (Authorized Officer and Chief
                                      Financial Officer)