Form 10-Q
period 1996-09-30
FRAWLEY CORP
filed 1996-11-13
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission File Number            1-6436
                      --------------------------------


                              FRAWLEY CORPORATION
-------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                         95-2639686
------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
                       (I.R.S. EMP I.D. NO)

     28720 Roadside Drive. Suite 128, Agoura Hills, California 91301
-------------------------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                                 (818)735-6622
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------
     (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                         Outstanding at September 30, 1996
------------------------------    ----------------------------------------------
  Common stock, par value $1                       1,222,905

                                         Total Number of Pages 12
                                                              ----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I:  FINANCIAL INFORMATION                             PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     September 30, 1996 and December 31, 1995.............     3

     Consolidated Statements of Operations -
     Three Months Ended September 30, 1996 and 1995.......     4

     Consolidated Statements of Operations -
     Nine Months Ended September 30, 1996 and 1995........     5

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1996 and 1995........     6

     Notes to Consolidated Financial Statements...........     7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations.....     8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings...........................    10-11

     Item 5:  Other Information ..........................    11

     Item 6:  Exhibits and Reports on Form 8-K............    11


SIGNATURES ...............................................    12

                         ITEM I:  FINANCIAL STATEMENTS

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                SEPTEMBER 30,    DECEMBER 31,
ASSETS                                               1996            1995
------                                          -------------    ------------
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                            $    115,000    $    470,000
 Accounts receivable, net                             545,000         613,000
 Note receivable                                      547,000         547,000
 Prepaid expenses and other deposits                  187,000         184,000
 Other assets                                                         150,000
                                                 ------------    ------------
  TOTAL CURRENT ASSETS                              1,394,000       1,964,000

 Long-term accounts receivable, net                   176,000         138,000
 Long-term notes receivable                           205,000         215,000
 Real estate investments, net                       3,301,000       3,407,000
 Property, plant and equipment, net                   496,000         603,000
                                                 ------------    ------------
   TOTAL ASSETS                                  $  5,572,000    $  6,327,000
                                                 ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES

 Notes payable to stockholders                   $  1,286,000    $  1,261,000
 Accounts payable and accrued expenses              1,960,000       2,451,000
 Unearned revenue                                      93,000         148,000
 Notes payable                                        815,000         696,000
                                                 ------------    ------------
   TOTAL CURRENT LIABILITIES                        4,154,000       4,556,000


STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share:
 Authorized, 1,000,000 shares; none issued
 Common stock, par value $1 per share;
 Authorized, 6,000,000 shares, issued
 1,414,217 shares                                   1,414,000       1,414,000
 Capital surplus                                   16,986,000      16,986,000
 Accumulated deficit                              (16,221,000)    (15,868,000)
                                                 ------------    ------------

                                                    2,179,000       2,532,000
 Less common stock in treasury,
 191,312 shares (at cost)                            (761,000)       (761,000)
                                                 ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY                       1,418,000       1,771,000
                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY        $  5,572,000    $  6,327,000
                                                 ============    ============

          See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended
                                                      September 30,
                                               ----------------------------
                                                  1996            1995
                                               -----------   --------------
REVENUES:
  Net  revenue                                 $  840,000       $  764,000
  Loss on sale of real estate investment                            16,000
                                               ----------       ----------
          TOTAL REVENUES                          840,000          780,000

COSTS AND EXPENSES:
  Cost of operations                              479,000          484,000
  Selling, general and administrative
   expenses                                       404,000          494,000
  Interest expense                                 78,000           91,000
                                               ----------       ----------

          TOTAL COSTS AND EXPENSES                961,000        1,069,000
                                               ----------       ----------

LOSS FROM CONTINUING OPERATIONS                  (121,000)        (289,000)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                                (20,000)
  Gain on sale of discontinued operations                          837,000
                                               ----------       ----------

NET LOSS                                       $ (121,000)      $ (528,000)
                                               ==========       ==========

NET (LOSS) INCOME PER SHARE:
  Continuing operations                        $     (.10)      $     (.24)
  Discontinued operations                                             (.02)
  Gain on sale of Publishing Company                                   .68
                                               ----------       ----------
                                               $     (.10)      $      .43
                                               ==========       ==========

Weighted average number of
common shares outstanding                       1,222,905        1,222,905
                                               ==========       ==========




                See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                               -----------------------------------
                                                      1996               1995
                                               ------------------   --------------
REVENUES:
Net Revenues                                          $2,305,000       $2,464,000
Loss on sale of real estate
  investment                                                              (36,000)
                                                      ----------       ----------
             TOTAL REVENUES                            2,305,000        2,428,000

COSTS AND EXPENSES:
Cost of operations                                     1,425,000        1,475,000
Selling, general and administrative expenses           1,013,000        1,585,000
Interest expense                                         220,000          274,000
                                                      ----------       ----------

             TOTAL COST AND EXPENSES                   2,658,000        3,334,000
                                                      ----------       ----------
LOSS FROM CONTINUING OPERATIONS                         (353,000)        (906,000)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                                     190,000
  Gain on sale of discontinued operations                                 837,000
                                                      ----------       ----------

NET LOSS                                              $ (353,000)      $  121,000
                                                      ==========       ==========

NET (LOSS) INCOME PER SHARE:
  Continuing operations                               $    (0.29)          $(0.74)
  Discontinued operations                                                    0.16
  Gain on sale of Publishing Company                                         0.68
                                                      ----------       ----------
                                                      $    (0.29)           $0.10
                                                      ==========       ==========

Weighted average number of
  common shares outstanding                            1,222,905        1,222,905
                                                      ==========       ==========


                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                         1996           1995
                                                    --------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                                       $(353,000)   $ 121,000
                                                        ---------    ---------
Adjustments to reconcile net loss to net
  cash used in non-operating activities:
  Loss on sale of real estate investment                                36,000
  Gain on sale of discontinued operations                             (817,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                          117,000      139,000
  Changes in operating assets and liabilities:
  Short and long-term accounts
     receivable, net                                       30,000      357,000
  Prepaid expenses and deposits                            (4,000)     (20,000)
  Notes Receivable                                         10,000      215,000
  Other assets                                            150,000
  Accounts payable and accrued expenses                  (491,000)    (116,000)
  Unearned revenue                                        (55,000)    (600,000)
                                                        ---------    ---------

             TOTAL ADJUSTMENTS                           (243,000)    (806,000)
                                                        ---------    ---------
             Net cash used in
               operating activities                      (596,000)    (685,000)
                                                        ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                     (10,000)     (10,000)
  Proceeds from sale of real estate investment                         490,000
  Payments for real estate improvements                   (63,000)    (157,000)
  Refunds received on real estate                         169,000
                                                        ---------    ---------
             Net cash provided by
              investing activities                         96,000      323,000
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                              125,000       87,000
  Long-term-debt borrowings                               800,000
  Repayment of borrowings                                (780,000     (198,000)
                                                        ---------    ---------
             Net cash provided or (used in)
              financing activities                        145,000     (111,000)
                                                        ---------    ---------
Net cash used for continuing operations                  (355,000)    (473,000)
                                                        ---------    ---------
Net cash provided by discontinued operations                           400,000
                                                        ---------    ---------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                            (355,000)     (73,000)

CASH, BEGINNING OF PERIOD                                 470,000      245,000
                                                        ---------    ---------

CASH, END OF PERIOD                                     $ 115,000    $ 172,000
                                                        =========    =========


                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1996, the results of operations and changes in cash flow for the nine months then ended.

NOTE 2: Revenues from discontinued operations for the nine months ended September 30, 1995 totaled $190,000.

NOTE 3: The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year.

                      FRAWLEY CORPORATION AND SUBSIDIARIES

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  Specialized Health Services
  ---------------------------

  During the quarter ended September 30, 1996, operating revenues from Specialized Health Services decreased by $29,000 when compared to the same period in 1995. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program, expanding the program through unit operation and outpatient treatment programs.

  Revenues from stop smoking centers decreased 80% for the nine months ended September 30, 1996 when compared to the same period in 1995. The Company is competing with less expensive programs and the success of the treatment does not appear to be a factor. The non-prescription access, to stop-smoking patches and gum products provides individuals with an option that is more accessible and less expense.

  The Company is seeking to expand the business through the development of programs which meet the Company's standard of treatment and is also price competitive.

  Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.


  Real Estate
  -----------

  The real estate operating loss during the quarter ended September 30, 1996 was $74,000 when compared to a loss of $224,000 for the same period in 1995. Real estate losses continue as the company incurs carrying cost, improvements to property and litigation cost associated with particular properties. Management anticipates continued improvement in the real estate market and anticipates recovery of the required investments.

  The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale. Management is confident the real estate market will continue to improve along with overall economic conditions in Southern California.

  Liquidity and Capital Resources
  -------------------------------

  The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

  The Company's health care business reported a net operating profit of $224,000 for the nine months ended September 30, 1996 compared to a $142,000 loss for the same period in 1995. The profit is the result of continuing efforts to attract patients using innovative marketing programs with added focus on patients with the resources to pay for the treatment. The Company plans to continue to improve operations by additional reduction in overhead and increasing the patients in both inpatient and outpatient treatment programs.

  Real Estate and Corporate overhead continue to produce losses which the operating business is unable to absorb. The Company has finalized subleases on the Corporate offices resulting in a significant reduction in overhead which will benefit future periods. During the nine months ended September 30, 1996 the Company received refunds of $169,000 related to various real estate projects. The required investments in real estate are currently funded from loans.

  The Company finalized the refinancing of existing debt on the Seattle Hospital replacing a $680,000 mortgage with an $800,000 mortgage. The refinancing resulted in reducing the interest rate from 16% to 10%. The increase of $120,000 in debt was used to pay expenses associated with the refinancing and to pay a $100,000 note held by the Chairman of the Board. The term of the new note is three years and required the personal guarantee of the Board Chairman. Servicing outstanding debt continues to be a significant burden on the Company's operations.

  The Company has settled certain lawsuits and therefore has reduced the cash required to support these efforts but continuing legal expenses are significant to the operation and are a strain on existing resources. The Company has an outstanding $183,000 cash call for contributions to the Chatham Brothers toxic waste cleanup lawsuit. The Company intends to meet this obligation from loans and real estate sales.

  Management intends to raise capital for the health care business by seeking partners in health care and selling real estate. The limited resources available to the Company will be directed at revitalization of the health care business and the continued elimination of non-producing assets and overhead.

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

            In June 1989, the Company filed a lawsuit in the Los Angeles County Superior Court, Frawley Corporation vs. Harold Spinner, etc. et al,
                          ----------------------------------------------------
          which involves the rights to the proceeds from the sale of certain property once allegedly owned by the Company and Mr. Spinner. In November 1989, Harold Spinner cross-complained against the Company and individuals, and in January 1990, Harold Spinner amended the cross-complaint. The Spinners seek approximately $4.4 million in damages and punitive damages based on fraud. On July 8, 1990, the Company amended its complaint against Mr. Spinner, seeking an accounting of the purchase price and carrying costs, as well as adding a claim of fraud. In 1993, the matter was set for trial on two occasions and was continued at each date. On October 7, 1993, Harold Spinner filed personal bankruptcy and listed his claim against the Company at $1 million. The filing of bankruptcy causes an automatic stay of the state court proceedings. Mr. Spinner has been discharged from bankruptcy. The Company filed a motion to have the case dismissed and a hearing was held August 23, 1995 whereby an order dismissing the complaint was signed by the court and entered on September 6, 1994. Mr. Spinner filed an appeal on October 29, 1995. Due to court congestion it generally takes 18 months to two years from the time notice of appeal is filed to the issuance of written decision. The Company expects the appeal court to uphold the original decision for dismissal.

          In 1991, the Company signed an agreement with Zack Cogen, titled Drainage Easement Agreement. In 1994 Mr. Cogen sued the Company for Breach of this agreement and fraud. After numerous attempts to settle the matter, the Company began litigation. In June of 1995, the Company filed a cross complaint charging Mr. Cogen with fraud.
          In September 1995, Mr. Cogen filed a Chapter 7 bankruptcy. In November 1995, the Company received relief from stay to continue litigation. Shortly thereafter, the Company and the U.S. Bankruptcy Trustee in charge of Mr. Cogen's case began settlement discussions.
          After many months, an agreement was reached and signed in August 1996. On October 24, 1996, the Judge approved the settlement. Although Mr. Cogen did not file court documents objecting to the settlement, he may attempt to appeal the court's decision. The settlement rescinds the "Drainage Easement." The Company agreed to give the Trustee a $70,000 First Trust Deed on Parcel Map 23732, at 10 percent interest accruing over a five-year period. Both parties are providing a general release to each other. To facilitate this settlement, Patrick J. Frawley signed Subordination Agreements on First Trust Deed and notes secured by Parcel Map 23732.

  ITEM 5: Other Information
          -----------------

          None

  ITEM 6: Exhibits and Reports on Form 8-K
          --------------------------------

          No reports on form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FRAWLEY CORPORATION
                               ---------------------------------------
                                            (REGISTRANT)





  Date:       November 13, 1996       By: /s/ MICHAEL P. FRAWLEY, Vice President
       -----------------------------     ----------------------------------
                                      (Authorized Officer and Vice-President)