Form 10KSB40
period 1996-12-31
FRAWLEY CORP
filed 1997-05-28
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB



(Mark One)
   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----
ACT OF 1934

For the fiscal year ended                December 31, 1996
                         -------------------------------------------------------
                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ------
EXCHANGE ACT OF 1934
                    Commission File Number            1-6436
                                          --------------------------------


                              FRAWLEY CORPORATION
 ----------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                                       95-2639686
 ------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER I.D. NO.)
 INCORPORATION OR ORGANIZATION)

     28720 Roadside Drive. Suite 128, Agoura Hills, California 91301
 ------------------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (818)735-6622
 ------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


Securities registered pursuant to Section 12 (b) of the Act: None
                                                             ----
Securities registered pursuant to Section 12 (g) of the Act:

Title of each class
-------------------

Common Stock, par value $1.00 per share
---------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
   -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.      X
                                       -----



Revenues from continuing operations as of December 31, 1996: $2,974,000

The Company's stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of December 31, 1996.

Number of shares of Common Stock outstanding as of May 19, 1997: 1,222,905 shares.

Documents incorporated by reference portions of the Information Statement to be filed with the Securities and Exchange Commission in connection with the Annual Election of Directors are incorporated by reference into Part III hereof.

Total number of pages, including cover page and exhibits 33.

                                     PART I

ITEM 1. BUSINESS
----------------

               Frawley Corporation is currently engaged in the operation of inpatient and outpatient treatment of chemical dependency and stop-smoking centers, and investment in real estate. Frawley Corporation is a Delaware Corporation organized in 1969. References to the Company include references to Frawley Corporation and Subsidiaries.

________________________________________________________________________________

SPECIALIZED HEALTH SERVICES

               COMPANY OWNED INPATIENT HOSPITAL. the company currently owns and operates under the name of Schick Shadel Hospital, one hospital located in Seattle, Washington with 63 beds. The Seattle hospital is devoted primarily to the treatment of chemical dependency and is not operated for general hospital purposes. This hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations, as well as other federal and state accrediting authorities.

               The alcohol patients usually remain for a basic treatment of approximately 14 days consisting of an initial admission of 10 days followed by two reinforcement stays lasting 2 days each, generally 30 days and 90 days after the initial discharge. Additionally, patients receive two years of aftercare services and may return for post-reinforcement treatment as needed. Patients requiring detoxification may require two to four days additional hospitalization during their initial admission. Treatment consists of four principal aspects: (1) a detoxification period, during which the patient is medically withdrawn from alcohol; (2) conditioned-reflex aversion treatment; during this treatment patients are furnished alcoholic beverages under circumstances which produce an unpleasant reaction for the purpose of inducing an aversion to alcohol; (3) sodium pentothal interviews; and (4) professional aftercare counseling. The hospital is under the direction of a full-time physician. In addition, other physicians, registered nurses and specially trained counselors are on staff.

               The cocaine and marijuana addiction as a primary diagnosis drug program is essentially similar to the alcohol programmability, except the patient stays from 10 to 12 days for the initial admission and then returns for 2 two-day or three-day reinforcement follow-up stays. The initial stay is prescribed to meet the individual needs of the patient such as multiple dependencies; therefore, the stay could be longer.

               COMPANY OWNED OUTPATIENT PROGRAMS. During 1996, the Company operated three outpatient chemical dependency treatment centers located in the state of Washington. The outpatient program is designed to meet the individual needs of the patient; accordingly, a patient may be in a program for up to two years. Each location is under the direction of specially trained chemical dependency counseling staff.

               COMPANY OWNED CENTERS.   The Company also owns and operates under
               the name of Schick Centers one center for stop-smoking services. There is currently one center located in California.

               Clients for the stop-smoking centers generally spend approximately five hours over a period of one week receiving conditioned-reflex aversion treatment and counseling to eliminate their addiction to nicotine. Additionally, the stop-smoking program includes a six-week follow-up program consisting primarily of follow-up telephone contact by Schick instructors.

               COMPETITION AND SOURCES OF REVENUE. Schick encounters competition from other facilities and methods of alcohol, cocaine, marijuana and nicotine addiction. The success of the Specialized Health Services operations substantially depends on public acceptance of the services provided by the Company and the Company's ability to attract referrals from health professionals and administrators, which factors are influenced by the efficacy of the services rendered, the Company's reputation for effective results, marketing, the cost of care and the location and scope of services offered by the facilities. The hospital is conducting local marketing activities with employers in its area and other potential referral sources to increase the number of patients referred to the hospital. The Company faces substantial competition from companies which offer both general psychiatric care and chemical dependency treatment.

               Limitations imposed by insurance carriers on their coverage and lower reimbursement rates for chemical dependency treatment plus increased competition in all market areas served by the hospitals have continued to decrease the occupancy levels. Competition from utilization programs (which review the utilization of health care by insureds in order to reduce unnecessary medical expenses) and managed care systems (which systems provide health care coverage only with certain, identified providers who have contracted with the system to provide these services) continue to impact the Company's ability to attract patients.

               Utilization programs have resulted in many mental health services (including chemical dependency services) being denied for coverage by insurance companies and either not provided to an
               insured or not paid for by the insurance carrier.   Managed care
               systems have severely limited the ability of patients to select the health care provider, as only treatment services provided by
               the system's providers are covered by insurance.   Accordingly,
               many patients who seek treatment at the Company's hospitals are unable to be treated there, as the Company is not a provider in the managed care network in which that potential patient
               participates.   Since the Company has not successfully contracted
               managed care systems to provide chemical dependency treatment services to the insured covered by that system, the potential population of patients for the Company's hospitals has decreased. Another trend in the health care industry which has affected the Company's Specialized Health Services is the general reduction in benefits offered by employers to employees for mental health care, which includes chemical dependency treatment. Furthermore, insurance carriers are increasing their pre-authorization admission review activities, resulting in substantially fewer
               approved admissions to the hospitals.   The Company believes that
               these trends are escalating and are causing significant problems to the profitability of the Company's Specialized Health Services
               business.   Since the individuals treated at the Company's
               hospitals have significantly reduced levels of insurance coverage, the patient's balance owing after insurance payment has increased substantially thereby increasing collection risks.
               The Company is continuing its efforts to open treatment centers in acute care hospitals to share costs, develop networks to attract patients and to provide chemical dependency treatment to contracted managed care providers of the hospitals.
               Additionally, insurance carriers have increased the time period required to review claims, thereby delaying payment and increasing the accounts receivable. Another factor affecting the chemical dependency treatment industry is that insurance carriers, in their efforts to manage the costs of chemical dependency treatment, have caused an increase in the utilization of out-patient services, due to the lower cost of providing chemical dependency services on an outpatient basis. The Company currently has three outpatient facilities (See Company Owned Outpatient Programs above).

               Governmental Regulation.   The health care facilities operated by
               the Company must comply with licensing requirements of federal, state and local health agencies, with state certificate of need and similar laws regulating various aspects of the operation of health facilities and with the requirements of building codes, health codes and local fire departments.

               Certain licensing requirements also are a prerequisite to participation in Medicare and Medicaid programs.

               Legislative, regulatory and policy changes by governmental agencies (including reduction of budgets for payments under state and federal governmental care reimbursement programs and the regulation of the relationship of, physicians and health care businesses) has impacted the Company's ability to generate revenue and the utilization of its health care facilities.

               In 1996 a new federal regulation took effect that impacts Medicare reimbursement for drug and alcohol treatment. The law eliminates Medicare coverage for persons who were previously considered disabled under Social Security because of their alcohol or drug addiction. Those individuals may apply for Social Security disability status if they can show other sources of disability. Medicare will continue to pay for alcohol and drug treatment for those individuals eligible for Social Security.

               The U.S. Congress and the administration continue to put forth proposals directed at health care reform. Such proposals may include short-term governmental price controls, a national health care budget limiting the amount to be spent on health care coverage and giving to federal and state governments new powers with respect to medical fees and health care insurance premiums. Many options under discussion would limit access to effective treatment programs for chemical dependency. At this time it is not possible to determine the exact nature of the present proposals, their legislative outcome, or their likely impact on the Company.

               In addition, several states are undertaking analysis and legislation designed to modify the financing and delivery of health care at the state level. A variety of bills and regulations are pending in several states proposing to regulate, control or alter the financing of health care costs. It is not possible at this time to predict the effect on the business of the Company, if any, of such actions.



________________________________________________________________________________

REAL ESTATE    the Company's real estate consists of approximately 135
               acres of largely undeveloped land in the Santa Monica mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $3,164,000 as of the end of 1996, and are subject to mortgage debt, held by five stockholders, aggregating approximately $1,406,000. The Company continues to invest resources in the real estate and it will continue its efforts to sell the land.

               (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).
________________________________________________________________________________


PUBLISHING     Publishing activities were comprised mainly of the publication of two weekly newspapers, known as "Catholic Twin Circle" and "The
               National Catholic Register."  The assets and liabilities of Twin
               Circle Publishing, a wholly owned subsidiary, were sold to Circle
               Media, Inc., on July 22, 1995.  The balance on the Note
               Receivable from the sale was $93,000 at the end of 1996.

________________________________________________________________________________
EMPLOYEES      Frawley Corporation and its subsidiaries employ an aggregate of approximately 70 persons and management believes that employee relations are satisfactory.


________________________________________________________________________________

ITEM 2.  PROPERTIES
-------------------

               The principal facilities used by Frawley Corporation and its subsidiaries in their businesses include the one owned property described below. Other facilities are rented under leases expiring on various dates through October 1998 or in some cases on a month-to-month basis. Currently, these leased facilities include approximately 900 square feet of office space in Agoura, California serving as the general offices of Frawley Corporation and Sun Sail Development, Inc. The Corporation also subleased approximately 6,700 square feet of office space in Encino, California, which lease terminates in May 1998, to Circle Media and Wilshire Cellular Inc.

               SPECIALIZED HEALTH SERVICES. In addition to the general offices described above, the hospital subsidiaries of the Company leases one Schick Center in California for approximately 400 square feet. The inpatient chemical dependency hospital owned and operated by the Company is in Seattle, Washington (approximately 22,000 square feet). The outpatient chemical dependency programs located in the state of Washington consist of three leased locations ranging from approximately 1,300 to 2,400 square feet each. (For a description of investment properties, see Item 1. Business - Real Estate).

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
               The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties"
               (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. During 1995, the PRP adjusted the estimated cost of remediation. Soil remediation was estimated at $2,000,000 with the Company's participation at 3.8% or $76,000. Water clean up is estimated at $6,000,000 with the Company's share at 5.67% or $340,000. The Company had recorded a liability for its estimated share of the assessments, net of insurance recovery, in the accompanying financial statements. In 1996 the PRP Group revised the cleanup estimate cost of the site over a 30-year period and included a cost for overhead and State oversight costs for the same period of time. Also at the end of 1996 the PRP group announced that the allocation percentage would be changing. Although nothing has officially been released the Company has increased its reserve to reflect the higher cost estimate and the higher expected percentage based on discussion with PRP legal counsel and site management. The result was that the Company increased its 1995 reserve from $744,000 to $1,815,000 in 1996. Because of the long term nature of these expenses the Company has reclassified the liability into short term for $197,000 and long term for $1,618,000. The Company is also liable for its share of site study costs and in connection with such costs, the Company paid into the PRP group $38,000 in 1993, $271,000 in 1994 and has an unfunded cash call contribution of $90,000 and $107,000 in 1995 and 1996.

               In June 1989, the Company filed a lawsuit in the Los Angeles County Superior Court, Frawley Corporation vs. Harold Spinner,
                                      ---------------------------------------
               etc. et al, which involves certain property once allegedly owned
               ----------
               by the Company and Mr. Spinner. In November 1989, Harold Spinner cross-complained against the Company and individuals, and in January 1990, Harold Spinner amended the cross-complaint. The Spinners seek approximately $4.4 million in damages and punitive damages based on fraud. On July 8, 1990, the Company amended its
               complaint   against  Mr. Spinner,  seeking  an  accounting of the
               purchase price and carrying costs, as well as adding a claim of fraud.

               In 1993, the matter was set for trial on two occasions and was continued at each date. On October 7, 1993, Harold Spinner filed personal bankruptcy and listed his claim against the Company at $1 million. The filing of bankruptcy caused an automatic stay of the state court proceedings. Mr. Spinner has since been discharged from bankruptcy. The Company filed a motion to have the case dismissed and a hearing was held August 23, 1995 whereby an order dismissing the complaint was signed by the court and entered on September 6, 1995. Mr. Spinner filed an appeal on October 20, 1995. On May 2, 1997, the Appeals Court rendered a decision in support of the lower Court. Mr. Spinner did not file an appeal to the State Supreme Court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
               Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS.
-------------------------------------------------------------------------------

               The Company's stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

               The approximate number of holders of record for Frawley Corporation's Common Stock as of May 19, 1997 was 943.

               No dividends have been paid in the periods shown above.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------


OVERALL        Net revenues from continuing operations for the Company decreased
SUMMARY        approximately 46% in 1996 when compared to 1995. Revenues
               declined in all business segments due to the difficult operating conditions facing the Company as further described below. Net loss is $(2,028,000) in 1996 compared to a $478,000 net income in 1995. Interest expense in 1996 was $286,000 compared to $347,000 in 1995. Selling, general and administrative expenses decreased to $1,561,000 from $1,867,000 in 1995 due to additional adjustments from closed hospital operations and overall downsizing.

SPECIALIZED    Revenues from Specialized Health Services chemical dependency
HEALTH         hospitals and contract units decreased by 22% in 1996 compared to
SERVICES       1995. The decrease is attributable to lower occupancy levels at the remaining chemical dependency hospital.

               Competition from other treatment programs intensified during 1996 and 1995, together with stronger emphasis by insurance carriers on outpatient treatment instead of inpatient programs.

               Specialized Health Service income before interest expense was $206,000 in 1996 when compared to income before interest and the gain on sale of the Santa Barbara hospital of $222,000 in 1995.

               The profit is the result of continuing efforts to attract patients using active marketing programs with added focus on patients with the resources to pay for the treatment. The Company plans to continue to improve operations through additional reduction in overhead and increasing the patients in both inpatient and outpatient treatment programs

REAL ESTATE    There were no sales during 1996. The real estate operating loss before interest expense was $374,000 in 1996 when compared to a loss of $432,00 in 1995. Real estate losses continued as the Company incurs carrying costs, improvements to property and litigation cost associated with particular properties. Management anticipates continued improvement in the real estate market and anticipates recovery of the required investments.

               The undeveloped real estate market in Southern California is
               showing signs of improvement.   The Company is actively
               advertising the undeveloped real estate for sale. Management is confident the real estate market will continue to improve along with overall economic conditions in Southern California.

               In 1991 Sun Sail Development Company sold 23 acres to Shula Inc. for $1,000,000. $600,000 in cash and a $400,000 Note secured by a second Deed of Trust on the 23 acres. In 1994 Shula Inc. filed for protection under Chapter 11 Bankruptcy Code. Sun Sail Development wrote off the $400,000 Note due to the bankruptcy filing. In 1996 Shula attempted to disallow Sun Sail as a secured creditor. Also in 1996, Sun Sail Development settled the matter by agreeing to a $300,000 note due in eight years at 10% interest payable in installments of $2,000 per month. The balance of the interest and principal is due at maturity. The Note continues to be secured by a second Deed of Trust behind a $875,000 first Deed of Trust. The Shula bankruptcy plan reorganization and stipulated settlement were approved by the Bankruptcy Court on December 10, 1996. Because collection remains doubtful, the Company is recognizing income from recovery on bad debt as payments are received. The $300,000 Note is not included in the financial statements.

________________________________________________________________________________
LIQUIDITY AND
CAPITAL
RESOURCES      The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

               Real Estate and Corporate overhead continue to produce losses which the operating business is unable to absorb. During 1996 the Company received refunds of $168,000 related to various real estate projects and $113,000 from Notes Receivables. The required investments in real estate are currently funded from loans. The Company has finalized subleases through May of 1998, which will benefit future periods.

               The Company finalized the refinancing of existing debt on the Seattle Hospital replacing a $680,000 mortgage with an $800,000 mortgage. The refinancing resulted in reducing the interest rate from 16% to 10%. The terms for the new note are three years. The increase of $120,000 in debt was used to pay off other loans. Servicing outstanding debt continues to be a significant burden on the Company's operations.

               The Company has settled certain lawsuits and therefore has reduced the cash required to support these efforts. The Company has an outstanding $197,000 cash call for contributions to the Chatham Brothers toxic waste cleanup lawsuit. The Company intends to meet this obligation from loans and real estate sales.

               Management intends to raise capital for the health care business by seeking partners in health care and selling real estate. The limited resources available to the Company will be directed at revitalization of the health care business and the continued elimination of non-producing assets and overhead.


               The following measurements indicate the trends in the Company's liquidity from continuing operations:



                  December 31,                       1996            1995
               ----------------------------------------------------------------

               Working capital (deficiency)     ($1,716,000)     ($2,592,000)
               Current ratio                       (.4 to 1)        (.4 to 1)

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

See the consolidated financial statements and the notes thereto which begin on page F1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
--------------------------------------------------
There is hereby incorporated by reference the information which will appear under the captions "Election of Directors" and "Executive Officers" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

There is hereby incorporated by reference the information which will appear under the caption "Cash Compensation of Executive Officers" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

There is hereby incorporated by reference the information which will appear under the caption "Ownership of the Company's Securities" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

There is hereby incorporated by reference the information which will appear under the caption "Certain Relationships and Related Transactions" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.

                                    PART IV


ITEM 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------------------------------
(a)  1.   List of Financial Statements:            Page Numbers
                                                   ------------

          Independent Auditors' Report              F1
          Financial Statements
               Consolidated Balance Sheet
               as of December 31, 1996              F2-F3
          Financial Statements for the Years
          Ended December 31, 1996 and 1995
               Consolidated Statements of
               Operations                           F4
               Consolidated Statements of
               Stockholders' Equity                 F5
               Consolidated Statements of
               Cash Flows                           F6-F7
               Notes to Consolidated Financial
               Statements                           F8-F18

     2.   List of Exhibits:

          3.1 Registrant's certificate of incorporation is incorporated herein by this reference to (A) Exhibit Item (3.1) to Registrant's Registration Statement No. 2-36536 on form S-1, (B) the name change amendment to said certificate of incorporation under
               Section 1-02 of the Merger Agreement which is Exhibit A to the definitive proxy material for Registrant's June 16, 1977 annual meeting of stockholders, filed under Regulation 14A, and (C) the amendment to certificate of incorporation which is Exhibit A to the definitive proxy material for Registrant's June 25, 1987 Annual Meeting of Stockholders, filed under Regulation 14A.

          3.2 Registrant's bylaws, as amended to date are incorporated herein by reference to Exhibit Item (3) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

         21    List of Subsidiaries is incorporated herein by reference to
               Exhibit Item (10) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

         27    Financial Data Schedule

(b)  Reports on Form 8-K:


     A report on Form 8-K was filed on March 18, 1997 regarding the change in Registrant's Certifying Accountant.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Frawley Corporation
--------------------------------------------------------------------------------
                                 (Registrant)

By /s/ Michael P. Frawley
   -----------------------------------------------------------------------------
     Michael P. Frawley, Vice President, Treasurer and Secretary

Date                          May 22, 1997
    ----------------------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Patrick J. Frawley
--------------------------------------------------------------------------------
Patrick J. Frawley, Jr. Chairman of the Board, President and
Director (Principal Executive Officer)


                                May 22, 1997
--------------------------------------------------------------------------------
                                     (Date)

/s/ Michael P. Frawley
--------------------------------------------------------------------------------
Michael P. Frawley, Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)

                                  May 22, 1997
--------------------------------------------------------------------------------
                                      (Date)

/s/ Patrick J. Frawley
--------------------------------------------------------------------------------
Patrick J. Frawley, Jr., Director

                                   May 22, 1997
--------------------------------------------------------------------------------
                                       (Date)

/s/ Michael P. Frawley
--------------------------------------------------------------------------------
Michael P. Frawley, Director


                                    May 22, 1997
--------------------------------------------------------------------------------
                                        (Date)

                 [LETTERHEAD OF LA RUE, CORRIGAN & MCCORMICK]


                         INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Frawley Corporation
Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Frawley Corporation and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995 were audited by other auditors whose report dated March 31, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The 1996 consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management's plan concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ La Rue, Corrigan & McCormick
La Rue, Corrigan & McCormick
Woodland Hills, California
May 22, 1997

                                       F1

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996


ASSETS
------

CURRENT ASSETS

  Cash                                                 $   148,000
  Accounts receivable (net of
         allowances of $609,000)                           431,000
  Note receivable (Note 5)                                 547,000
  Prepaid expenses and deposits                            169,000
                                                       -----------

         TOTAL CURRENT ASSETS                            1,295,000
                                                       -----------

OTHER ASSETS
  Long-term accounts receivable (net of
         allowance of $101,000) (Note 4)                   223,000
  Long-term notes receivable (Note 5)                       93,000
  Real estate investments, net (Notes 3, 6 and 8)        3,164,000
                                                       -----------

         TOTAL OTHER ASSETS                              3,480,000
                                                       -----------

PROPERTY AND EQUIPMENT (Note 6)
  Land                                                     102,000
  Building and improvements                                859,000
  Machinery and equipment                                  642,000
  Furniture and fixtures                                     7,000
                                                       -----------
         TOTAL                                           1,610,000

  Less accumulated depreciation                         (1,143,000)
                                                         ---------

         TOTAL PROPERTY AND EQUIPMENT                      467,000
                                                       -----------

TOTAL                                                   $5,242,000
                                                        ==========



                See notes to consolidated financial statements.

                                       F2

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders (Notes 3 and 6)               $1,406,000
  Accounts payable and accrued expenses                        1,266,000
  Environmental reserve (Note 8)                                 197,000
  Unearned revenue                                               126,000
  Notes payable (Note 6)                                          16,000
                                                              ----------

          TOTAL CURRENT LIABILITIES                            3,011,000

LONG TERM LIABILITIES

  Notes payable to stockholders                                  800,000
  Notes payable                                                   70,000
  Environmental reserve (Note 8)                               1,618,000
                                                            ------------

          TOTAL LONG TERM LIABILITIES                          2,488,000

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8 AND 9)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $1 per share:
    authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
    authorized, 6,000,000 shares, issued
    1,414,217 shares                                           1,414,000
  Capital surplus                                             16,986,000
  Accumulated deficit                                        (17,896,000)

                                                                 504,000
  Less common stock in treasury,
    191,312 shares (at cost)                                    (761,000)
                                                            ------------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (257,000)
                                                            ------------

TOTAL                                                       $  5,242,000
                                                            ============


                See notes to consolidated financial statements.

                                       F3

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  1996          1995
                                              -----------    ----------
REVENUES:
  Net  revenues                                $2,974,000    $3,008,000
  Loss on sale of real estate                                   (86,000)
  Gain on sale on hospital facilities                           696,000
                                              -----------    ----------

         TOTAL REVENUES                         2,974,000     3,618,000

COSTS AND EXPENSES:
  Cost of operations                            1,900,000     1,954,000
  Selling, general and administrative
   expenses (Note 9)                            1,561,000     1,867,000
  Environmental reserve (Note 8)                1,071,000
  Write down of real estate investment            184,000
  Interest expense (Note 3)                       286,000       347,000
                                              -----------    ----------

          TOTAL COSTS AND EXPENSES              5,002,000     4,168,000
                                              -----------    ----------

LOSS FROM CONTINUING OPERATIONS                                (550,000)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                           191,000
  Gain on sale of discontinued operations                       837,000
                                              -----------    ----------

NET (LOSS) INCOME                             $(2,028,000)   $  478,000
                                              ===========    ==========

NET (LOSS) INCOME PER SHARE:
  Continuing operations                       $     (1.66)   $      (.45)
  Discontinued operations                                            .84
                                              -----------    -----------
                                              $     (1.66)   $      0.39
                                              -----------    -----------

Weighted average number of
common shares outstanding                       1,222,905      1,222,905
                                              ===========    ===========



                 See notes to consolidated financial statements

                                       F4

                     FRAWLEY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1996 AND 1995


                       Common Stock
                       ------------           Capital     Accumulated       Stock in
                     Shares      Amount       Surplus       Deficit         Treasury     Total
                     ------      ------       -------       -------         --------     -----

BALANCE,
  January 1, 1995    1,414,217   $1,414,000   $16,986,000   $(16,346,000)   $(761,000)  $ 1,293,000

    Net Gain for
    the year                                                     478,000                    478,000
                     ---------   ----------   -----------   ------------    ---------   -----------
BALANCE,
  December 31, 1995  1,414,217    1,414,000    16,986,000    (15,868,000)    (761,000)    1,771,000

    Net loss for the
    year                                                      (2,028,000)                (2,028,000)
                     ---------   ----------   -----------   ------------    ---------   -----------

BALANCE,
  December 31, 1996  1,414,217   $1,414,000   $16,986,000   $(17,896,000)   $(761,000)  $  (257,000)
                     =========   ==========   ===========   ============    =========   ===========


                See notes to consolidated financial statements

                                      F5

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                          1996           1995
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                     $(2,028,000)   $   478,000
                                                      -----------    -----------
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Gain on sale of hospital facilities                                   (696,000)
  Loss on sale of real estate investment                                  86,000
  Gain on sale of discontinued operations                               (837,000)
  Write down of real estate investments                   184,000
  Equity in loss (earnings) of joint ventures                             42,000
  Depreciation                                            161,000        185,000
  Cash effect of sale of discontinued operations                          (6,000)
  Changes in operating assets and liabilities:
  Short and long-term accounts
     receivable, net                                       98,000        363,000
  Prepaid expenses and deposits                            15,000         34,000
  Notes Receivable (discount)                               9,000
  Accounts payable and accrued expenses                  (988,000)      (463,000)
  Environmental reserve                                 1,618,000
  Unearned revenue                                        (22,000)       (33,000)
                                                      -----------    -----------

             TOTAL ADJUSTMENTS                          1,075,000     (1,325,000)
                                                      -----------    -----------

             Net cash used in
               operating activities                      (953,000)      (847,000)
                                                      -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                     (25,000)       (35,000)
  Proceeds from sale of hospital facilities                              388,000
  Proceeds from sale of discontinued operations                          400,000
  Proceeds from sale of real estate investment                           110,000
  Proceeds from dissolution of joint venture                              38,000
  Payments for real estate improvements                  (110,000)      (109,000)
  Proceeds from return on security bond                   150,000
  Proceeds from return on security deposit                168,000
                                                      -----------    -----------
             Net cash provided by
               investing activities                       183,000        792,000
                                                      -----------    -----------


                See notes to consolidated financial statements.

                                       F6

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


CASH FLOWS FROM FINANCING ACTIVATES:
  Short-term debt borrowings related party       1,045,000    300,000
  Short-term debt borrowings                                   30,000
  Proceeds from notes receivable                   113,000     20,000
  Long-term-debt borrowings                         70,000
  Repayment of borrowings                         (780,000)   (70,000)
                                                 ---------    -------
             Net cash provided or (used in)
              financing activities                 448,000    280,000
                                                 ---------    -------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                     (322,000)   225,000

CASH, BEGINNING OF PERIOD                          470,000    245,000
                                                 ---------   --------

CASH, END OF PERIOD                              $ 148,000   $470,000
                                                 =========   ========




                See notes to consolidated financial statements.

                                       F7

FRAWLEY CORPORATION AND SUBSIDIARIES
------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The accompanying consolidated financial
     ---------------------------
     statements include Frawley Corporation (the "Company") and its subsidiaries: Schick Laboratories, Inc., Sun Sail Development Company and Malibu Mountain Estates, Inc. All significant intercompany profits, transactions and balances have been eliminated.

     Hospital Revenue - Certain operating revenues for the Company's Hospital
     ----------------
     is recorded under cost reimbursement agreements, principally Medicare, which are subject to audit and possible retroactive adjustment by third-party payors in order to arrive at the reimbursable cost of providing the medical services to the beneficiaries of these programs. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlements are reflected as charges or credits to operating results in the year in which the settlements are made.

     Depreciation - The cost of property and equipment is depreciated over the
     ------------
     estimated useful lives of the assets, which range from three to ten years, using the straight-line method. Buildings are depreciated over lives which range from 25 to 40 years.

     Unearned Revenue - The Company defers fees on its chemical dependency
     ----------------
     programs and amortizes them into operations per the term of the program.

     Net Income (Loss) per Common Share - Net Income (loss) per common share is
     ----------------------------------
     computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.

     Income Taxes - The Company adopted the provisions of Statement of Financial
     ------------
     Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993. Accordingly, the Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

     Malpractice Insurance Coverage - Medical malpractice claims are covered by
     ------------------------------
     an occurrence-basis medical malpractice insurance policy, the coverage of $5 million per occurrence is considered by the Company to be adequate for potential claims.

                                       F8

     Concentration of Credit Risk - Certain financial instruments potentially
     ----------------------------
     subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. The company places its cash with high-credit, quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large patient base.

     Use of Estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The carrying amounts of the Company's
     -----------------------------------
     financial instruments (cash, accounts receivable, note receivable, other assets, accounts payable, accrued expenses and unearned revenue) approximate fair value because of the short maturity of these items. The carrying amount of the notes payable to stockholders and notes payable approximate fair value based on current rates for similar debt of the same remaining maturity.

     Reclassifications - Certain reclassifications have been made to the prior
     -----------------
     period balances to conform with current year presentation.


2.   OPERATING RESULTS AND MANAGEMENT PLANS

     The Company's net loss for 1996 was $2,028,000 compared to a $478,000 net income for 1995. The Corporation generates profits under the one standing hospital but continues to have unprofitable subsidiary operations. Working capital and operating cash flow continue to be negative.

     Management plans for 1997 include seeking partners for unit operations.

     The Company will continue its efforts to sell its real estate holdings and minimize additional investments which require borrowing from the Chief Executive Officer. Management is also seeking other sources of long-term financing necessary for further reorganization.

     The Company's real estate investment consists of approximately 135 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The undeveloped real estate market in Southern California has been and continues to experience slow activity levels with some signs of a turn around. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate.

                                       F9

     The value of the Company's undeveloped real estate in the Santa Monica Mountains has generally been affected by economic conditions unique to California. The factors affecting the salability of the Company's property include the lack of Southern California development activities and general uncertainties in the economy. Due to the unique characteristics of the property, there are limited comparable sales of property in the area, however, based on the limited data available, management has estimated net realizable value of the property to be equal to or greater than the carrying value.

     The Company has been given informal extended terms by vendors whose
     balances total approximately $154,000.   The Company has been paying
     interest under the arrangements with these vendors and continues to explore options related to their repayment.

3.   RELATED PARTY TRANSACTIONS

     During 1996, the Company borrowed $95,500 from the Chief Executive Officer due in 1997, bearing interest of 10% and secured by real estate investments. Also during the year, the Company repaid $100,000 to the Chief Executive Officer related to debt incurred by the Company in prior years. These repayments were made from the excess of the hospital's new borrowings. Also during the year, the Company borrowed $50,000 from the son of the Chief Executive Officer due in 1997 bearing interest of 10%. Additionally, during 1996 the Company borrowed $900,000 from the daughter of the Chief Executive officer consisting of two notes. One note for $800,000 is due in 1999, bearing interest of 10% and secured by the hospital real estate, and a second note for $100,000 is due in 1997, bearing interest of 10% and secured by real estate investment.

     In 1995 and prior years, the Company borrowed $1,635,000 from the stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $159,000 and $121,000 during 1996 and 1995 respectively.

4.   LONG-TERM ACCOUNTS RECEIVABLE

     As a result of insurance reimbursement restrictions, the Company has increasingly been forced to provide extended payment terms on the private balance of its patient accounts receivable balances. Such terms generally extend over one to three years and bear interest from 10% to 12%.

5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID DURING THE YEAR FOR: 1996          1995
                                    ----          ----

          Taxes paid                $  4,000      $  6,000
          Interest paid             $267,000       350,000

                                      F10

     NON CASH INVESTING AND FINANCING ACTIVITIES:

     During 1995, the Company sold the Santa Barbara hospital facility. The purchase consideration consisted of a $547,000 note receivable from the purchaser and the repayment of long-term debt to an outside party of $753,000. The note receivable is collateralized by a second deed of trust over the facility and was due in December 1996. The note bears interest at 8%. The Company has granted extensions of the note until May 30, 1997. In consideration for the extensions the purchaser agreed to continue to pay interest at a new rate of 10% per annum. On April 11, 1997 the Company received $50,000 principal payment, leaving a balance of $497,000.

     The Company received a payoff on a note receivable from the purchaser of a real estate property sold during 1995. The balance on the note was $115,000 at the beginning of 1996 with maturity date of 1999. A principal payment of $6,000 was received in August of 1996 as scheduled. The company offered a $9,000 discount to the purchaser if the principal balance could be paid by October of 1996.

     The Company also received royalty payments of $7,000 on the note receivable of $100,000 from the sale of Twin Circle, leaving a balance of $93,000.


6.   DEBT

     Short-term debt consists of the following:

     Notes payable to stockholders due in 1997, bearing
       interest at 10%, secured by real estate investments
       with a net book value of $3,164,000                      $1,406,000

     Note payable for legal fees bearing
       interest at 10%, payable every quarter                       16,000
                                                                ----------

     Short-term debt                                            $1,422,000
                                                                ==========

     Long-term debt consists of the following:

     Notes payable to stockholder due in 1999, bearing
       interest at 10%, secured by all assets of the
       hospital                                                 $  800,000

     Note payable to creditor due in 2001, bearing
       interest at 10%, secured by real estate                      70,000
                                                                ----------

     Long-term debt                                             $  870,000
                                                                ==========

                                      F11

7.   COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its operations from leased facilities, which include corporate offices, general offices for its specialized health services business, stop-smoking center and outpatients programs. All of the Company's leases are operating leases. The rental payments under these leases include the minimum rental expense along with the increase in the cost of living plus, in some instances, an annual adjustment to reflect the lessor's increased costs of operation.

     During the year the Company entered into a sublease agreement with Wilshire Cellular. Under the terms of the agreement, Wilshire Cellular is liable for approximately 40% of the total rental expense of the Company's office premises in Encino, California, The total sublease income, under this agreement, is $47,000, $20,000 for the years ended December 31, 1997 and 1998 respectively. The Company also continues to receive sublease rental income from Circle Media under the 1995 sublease agreement. Under such agreement Circle Media is liable for approximately 60% of the total rent expense of the Company's office premises in Encino, California. The total sublease income, under this agreement, is $101,000 and $42,000 for the years ended December 31, 1997 and 1998 respectively.

     The following is a schedule, by year, of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year:


                                Operating Leases
Year Ending           ---------------------------------
December 31           Facilities   Equipment   Total
-----------           ----------   ---------   --------
          1997          $252,000      $2,000   $254,000
          1998           114,000           0    114,000
          1999                 0           0          0
          2000                 0           0          0
                        --------      ------   --------
          Total         $366,000      $2,000   $368,000
                        ========      ======   ========

     Operations include rent expense of $111,000 in 1996 and $219,000 in 1995.

8.   LITIGATION

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

                                      F12

     On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. During 1995, the PRP adjusted the estimated cost of remediation. Soil remediation was estimated at $2,000,000 with the Company's participation at 3.8% or $76,000. Water clean up is estimated at $6,000,000 with the Company's share at 5.67% or $340,000. The Company had recorded a liability for its estimated share of the assessments, net of insurance recovery, in the accompanying financial statements. In 1996 the PRP Group revised the cleanup estimate cost of the site over a 30-year period and included a cost for overhead and State oversight costs for the same period of time. Also at the end of 1996 the PRP group announced that the allocation percentage would be changing. Although nothing has officially been released the Company has increased its reserve to reflect the higher cost estimate and the higher expected percentage based on discussion with PRP legal counsel and site management. The result was that the Company increased its 1995 reserve from $744,000 to $1,815,000 in 1996. Because of the long term nature of these expenses the Company has reclassified the liability into short term for $197,000 and long term for $1,618,000. The Company is also liable for its share of site study costs and in connection with such costs, the Company paid into the PRP group $38,000 in 1993, $271,000 in 1994 and has an unfunded cash call contribution of $90,000 and $107,000 in 1995 and 1996.

     In June 1989, the Company filed a lawsuit in the Los Angeles County Superior Court, Frawley Corporation vs. Harold Spinner, etc. et al, which
                     --------------------------------------------------
     involves certain property once allegedly owned by the Company and Mr. Spinner. In November 1989, Harold Spinner cross-complained against the Company and individuals, and in January 1990, Harold Spinner amended the cross-complaint. The Spinners seek approximately $4.4 million in damages and punitive damages based on fraud. On July 8, 1990, the Company amended its complaint against Mr. Spinner, seeking an accounting of the purchase price and carrying costs, as well as adding a claim of fraud.

     In 1993, the matter was set for trial on two occasions and was continued at each date. On October 7, 1993, Harold Spinner filed personal bankruptcy and listed his claim against the Company at $1 million. The filing of bankruptcy caused an automatic stay of the state court proceedings. Mr. Spinner has since been discharged from bankruptcy. The Company filed a motion to have the case dismissed and a hearing was held August 23, 1995 whereby an order dismissing the complaint was signed by the court and entered on September 6, 1995. Mr. Spinner filed an appeal on October 20, 1995. On May 2, 1997, the Appeals Court rendered a decision in support of the lower Court. Mr. Spinner did not file an appeal to the State Supreme Court.

     In 1991 Sun Sail Development Company sold 23 acres to Shula Inc. for $1,000,000. $600,000 in cash and a $400,000 Note secured by a second Deed of Trust on the 23 acres. In 1994 Shula Inc. filed for protection under Chapter 11 Bankruptcy Code. Sun Sail Development wrote off the $400,000 Note

                                      F13
     due to the bankruptcy filing. In 1996 Shula attempted to disallow Sun Sail as a secured creditor. Also in 1996, Sun Sail Development settled the matter by agreeing to a $300,000 note due in eight years at 10% interest payable in installments of $2,000 per month. The balance of the interest and principal is due at maturity. The Note continues to be secured by a second Deed of Trust behind a $875,000 first Deed of Trust.

     The Shula bankruptcy plan reorganization and stipulated settlement were approved by the Bankruptcy Court on December 10, 1996. Because collection remains doubtful, the Company is recognizing income from recovery on bad debt as payments are received. The $300,000 Note is not included in the financial statements.

9.   INCOME TAXES

     There is no provision for income taxes due to the offset of a loss carry forward in 1996 and losses in 1995, other than provisions for minimum state income taxes, which are included in selling, general and administrative expenses.

     Deferred tax assets and liabilities for federal income tax purposes at December 31, 1996 consist of the following:

                                       1996           1995
                                   -----------    -----------
     Net operating loss
      carry forward                $ 4,080,000    $ 3,701,000
     Depreciation                     (145,000)      (149,000)
     Bad debt reserves                 285,000        254,000
     Toxic waste accrual               715,000        297,000
     Other reserves                    211,000        211,000
                                   -----------    -----------
                                     5,146,000      4,314,000
     Less valuation allowance       (5,146,000)    (4,314,000)
                                   -----------    -----------
                                   $         0    $         0
                                   ===========    ===========

     There was no provision for income taxes for the year ended December 31, 1996. The following is a summary of the provision for income taxes for the year ended:

                                                   1995
                                                   ----
     Federal                                      $ 162,000
     State                                           29,000
                                                  ---------
                                                    191,000
     Effect of NOL                                $(191,000)
                                                  =========

                                      F14

     The provision for income taxes differs from the statutory federal income tax rate for 1995 due to the following:

                                                         1995
                                                         ----
     Federal income taxes at the statutory rate       $ 162,000
     State income taxes, net of federal benefit          29,000
                                                      ---------
                                                        191,000
     Effect of NOL                                    $(191,000)
                                                      =========

     The Company has net operating loss carryforwards aggregating approximately $11,130,000, for federal income tax purposes, which expire in various years through 2010.

10.  INDUSTRY SEGMENTS

     The Company operates principally in two industries: specialized health services and real estate. The specialized health services subsidiary operates one owned hospital, three outpatient program facilities for the treatment of chemical dependency and one center for stop-smoking services. The real estate segment consists principally of undeveloped land in the Santa Monica mountains. Operating profit excludes interest expense.

     Identifiable assets by industry are those assets that are used in the Company's operations in each segment and include principally cash (including negative book balances of the segment), property, plant and equipment and other assets used in the corporate management operations. Depreciation and capital expenditures from continuing operations, including investments in real estate, for the years ended December 31, 1996 and 1995 were:


                       Specialized
                       Health         Real           Other
                       Services       Estate         Activity       Consolidated
                       -----------    ------         --------       ------------
     Depreciation:
     1996              $ 32,000       $2,000         $127,000       $161,000
     1995              $ 83,000       $    0         $100,000       $183,000

     Capital expenditures and investments in real estate:

     1996              $ 25,000       $110,000       $      0       $135,000
     1995              $ 35,000       $109,000       $      0       $144,000


                                      F15

Segment information from continuing operations is as follows:

                       Specialized                Corporate and
                          Health       Real          Other
                         Services     Estate        Activity        Consolidated
-------------------------------------------------------------------------------

Year Ended December 31, 1996:

  Net operating
   revenues              $2,805,000   $   47,000     $   122,000    $ 2,974,000
                         ==========   ==========     ===========    ===========

  Income (loss) from
   operations            $  206,000   $ (374,000)    $(1,573,000)   $(1,741,000)
                         ==========   ==========     ===========    ===========

  Interest                                                             (286,000)
                                                                    -----------

  Identifiable
   assets                $1,748,000   $3,164,000     $   330,000    $ 5,242,000
                         ==========   ==========     ===========    ===========

Year Ended December 31, 1995:

  Net operating
   revenues              $2,922,000   $  (96,000)    $792,000 (1)   $ 3,618,000
                         ==========   ==========     ===========    ===========

  Income (loss) from
   operations            $  222,000   $ (432,000)    $     7,000    $  (203,000)
                         ==========   ==========     ===========    ===========

  Interest                                                             (347,000)
                                                                    -----------

  Loss from continuing
   operations                                                       $  (550,000)
                                                                    ===========

  Identifiable
   assets                $  406,000   $3,407,000     $ 2,514,000    $ 6,327,000
                         ==========   ==========    ============    ===========

(1) Includes the gain on sale of hospital facilities of $696,000 and $125,000, for the year ended December 31, 1995.

                                      F16

11.  EMPLOYEE BENEFIT PLANS

     Thrift and Profit Sharing Plan 401(k) - The Company sponsors a 401(k) plan
     -------------------------------------
     covering substantially all of its employees. Contributions to the plan are made by the Company and participating employees. The covered employee contribution is equal to 2.5% of the employee's compensation. No contributions were made by the Company in 1996 and 1995 as contributions are discretionary.

                                      F17

DELOITTE & TOUCHE LLP

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Frawley Corporation
Encino, California

We have audited the accompanying consolidated balance sheet of Frawley Corporation and subsidiaries (the "Company") as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

The 1995 and 1994 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management's plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Los Angeles, CA 90017-2472
March 31, 1996

                                      F18