Form 10-Q
period 1997-06-30
FRAWLEY CORP
filed 1997-09-18
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarterly period ended                  June 30, 1997
                               ------------------------------------------------

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
___
ACT OF 1934

For the transition period from_____________________ to _________________________

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

     28720 Roadside Drive, Suite 128, Agoura Hills, California 91301
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (818)735-6622
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

________________________________________________________________________________
     (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO_____
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                             Outstanding at June 30, 1997
------------------------------------        ------------------------------------
     Common stock, par value $1                           1,222,905

                                                  Total Number of Pages 12
                                                                       -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I:  FINANCIAL INFORMATION                                          PAGE NO.
     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     June 30, 1997 and December 31, 1996.....................................3

     Consolidated Statements of Operations -
     Three Months Ended June 30, 1997 and 1996...............................4

     Consolidated Statements of Operations -
     Six Months Ended June 30, 1997 and 1996.................................5

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1997 and 1996.................................6

     Notes to Consolidated Financial Statements..............................7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations........................8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings..............................................10

     Item 5:  Other Information .............................................11

     Item 6:  Exhibits and Reports on Form 8-K...............................11


SIGNATURES ..................................................................12

                         ITEM I:  FINANCIAL STATEMENTS
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,                 DECEMBER 31,
          ASSETS                                              1997                       1996
          ------                                           -------------              ------------
                                                            (Unaudited)
CURRENT ASSETS
  Cash                                                     $     93,000               $    148,000
  Accounts receivable, net                                      510,000                    431,000
  Note receivable                                                                          547,000
  Prepaid expenses and other deposits                           187,000                    169,000
                                                           ------------               ------------
     TOTAL CURRENT ASSETS                                       790,000                  1,295,000

  Long-term accounts receivable, net                             91,000                    223,000
  Long-term notes receivable                                     81,000                     93,000
  Real estate investments, net                                3,197,000                  3,164,000
  Property, plant and equipment, net                            460,000                    467,000
                                                           ------------               ------------
          TOTAL ASSETS                                     $  4,619,000               $  5,242,000
                                                           ============               ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders                            $  1,543,000               $  1,406,000
  Accounts payable and accrued expenses                         848,000                  1,266,000
  Environmental Reserve                                          47,000                    197,000
  Unearned revenue                                              139,000                    126,000
  Notes payable                                                                             16,000
                                                           ------------               ------------
          TOTAL CURRENT LIABILITIES                           2,577,000                  3,011,000

LONG TERM LIABILITIES
  Notes Payable to Stockholders                                 800,000                    800,000
  Notes Payable                                                  70,000                     70,000
  Environmental Reserve                                       1,618,000                  1,618,000
                                                           ------------               ------------
          TOTAL LONG TERM LIABILITIES                         2,488,000                  2,488,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1 per share:
  Authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
  Authorized, 6,000,000 shares, issued
  1,414,217 shares                                            1,414,000                  1,414,000
  Capital surplus                                            16,986,000                 16,986,000
  Accumulated deficit                                       (18,085,000)               (17,896,000)
                                                           ------------               ------------
                                                                315,000                    504,000
  Less common stock in treasury,
  191,312 shares (at cost)                                     (761,000)                  (761,000)
                                                           ------------               ------------
          TOTAL STOCKHOLDERS' EQUITY                           (446,000)                   257,000
                                                           ------------               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  4,619,000               $  5,242,000
                                                           ============               ============

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended
                                               June 30,
                                         -----------------------
                                            1997         1996
                                         -----------------------
REVENUES:

  Net revenues                            $ 675,000   $ 744,000
                                          ---------   ---------

COSTS AND EXPENSES:
  Cost of operations                        458,000     461,000
  Selling, general and administrative
   expenses                                 145,000     386,000
  Interest expense                           65,000      74,000
                                          ---------   ---------

      TOTAL COSTS AND EXPENSES              668,000     921,000
                                          ---------   ---------

PROFIT (LOSS) FROM CONTINUING OPERATIONS      7,000    (177,000)

NET PROFIT (LOSS)                         $   7,000   $(177,000)
                                          =========   =========

NET PROFIT (LOSS) PER SHARE:
  Continuing operations                   $     .01   $    (.14)
                                          =========   =========

Weighted average number of
common shares outstanding                 1,222,905   1,222,905
                                          =========   =========


                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             Six Months Ended
                                                  June 30,
                                        -----------------------------
                                              1997           1996
                                        -----------------------------
REVENUES:
Net Revenues                                  $1,277,000   $1,464,000
                                              ----------   ----------

             TOTAL REVENUES                    1,277,000    1,464,000

COSTS AND EXPENSES:
Cost of operations                               886,000      946,000
Selling, general and administrative
  expenses                                       453,000      609,000
Interest expense                                 128,000      141,000
                                              ----------   ----------

             TOTAL COST AND EXPENSES           1,467,000    1,696,000
                                              ----------   ----------

NET LOSS                                      $ (190,000)    (232,000)
                                              ==========   ==========

NET (LOSS) INCOME PER SHARE:
  Continuing operations                       $    (0.16)  $    (0.19)
                                              ==========   ==========


Weighted average number of
  common shares outstanding                    1,222,905    1,222,905
                                              ==========   ==========

                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Six Months Ended
                                                       June 30,
                                                -----------------------
                                                   1997        1996
                                                ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $(190,000)   $(232,000)
                                                ---------    ---------
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Write down of long-term debt                    (11,000)
  Write down of Advertising expense              (156,000)
  Depreciation                                     15,000       78,000
Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                               53,000        7,000
  Prepaid expenses and deposits                   (18,000)     (14,000)
  Other assets                                                 150,000
  Accounts payable and accrued expenses          (418,000)    (480,000)
  Unearned revenue                                 14,000      (40,000)
                                                ---------    ---------

             TOTAL ADJUSTMENTS                   (365,000)    (299,000)
                                                ---------    ---------
             Net cash used in
             operating activities                (555,000)    (531,000)
                                                ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                              (8,000)      (8,000)
  Long term debt paydown                           (5,000)
  Payments for environmental reserve             (150,000)
  Payments for real estate investments            (33,000)     (51,000)
  Refunds received on real estate                              153,000
                                                             ---------
             Net cash provided by
             investing activities                (196,000)      94,000
                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt borrowings                      137,000       76,000
  Short-term notes receivable                     547,000
  Long-term notes receivable                       12,000
                                                ---------    ---------
             Net cash provided or used by
             financing activities                 696,000       76,000
                                                ---------    ---------
Net cash used for continuing operations           (55,000)    (361,000)
                                                ---------    ---------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                     (55,000)    (361,000)

CASH, BEGINNING OF PERIOD                         148,000      470,000
                                                ---------    ---------

CASH, END OF PERIOD                             $  93,000    $ 109,000
                                                =========    =========

                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1997, the results of operations and changes in cash flow for the six months then ended.

NOTE 2: Revenues from continued operations for the six months ended June 30, 1995 totaled $1,277,000.

NOTE 3: The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of results to be expected for the full year.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended June 30, 1997, operating revenues from Specialized Health Services decreased by $218,000 when compared to the same period in 1996. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company plans to continue to improve operations through additional reduction in overhead and increasing patients in both the inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.


Real Estate
-----------

The real estate operating loss during the quarter ended June 30, 1997 was $136,000 as compared to a loss of $73,000 for the same period in 1996. Real estate losses continue as the company incurs carrying costs, improvements required to sell the property, and litigation cost with particular properties.

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

The Seattle Hospital and outpatient treatment program reported a $38,000 loss for the six months ended June 30, 1997 compared to a $167,000 profit for the six months ended June 30, 1996. Management believes the negative results will continue as the company goes through the transition from third party reimbursement to direct payment from patients.

The Company received a payoff from the Bankers Mortgage Note Receivable for the sale of the Schick Hospital in Santa Barbara in May 1997. Proceeds funded a contribution of $150,000 to the Chatham Brothers toxic waste cleanup lawsuit. The Company has also retired some debt for prior years advertising, and legal expenses; settlements provided savings of $156,000 for advertising and $11,000 for legal long term debt respectively. Total debt settlements therefore reduced the Company's loss in the second quarter of 1997.

Although the Company has retired some debt obligations, it continues to encounter a significant burden in servicing remaining debt.

The Company plans to raise capital for the health care business by seeking partners in health care and selling real estate. The sale of real estate may require further expenditure to prepare the land for sale, which would be financed through borrowings. The sale of the property is unpredictable and highly uncertain and there is no assurance that the improvements will increase the marketability of the property. The limited resources available to the Company will be directed at revitalization of the health care business and the continued elimination of non-producing assets and overhead.

                          PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings
          -----------------

          The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California- Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. During 1995, the State of California adjusted the estimated cost of remediation. Soil remediation is estimated at $2,000,000 with the Company's participation at 3.8% or $76,000. Water clean up is estimated at $6,000,000 with the Company's share at 5.67% or $340,000. The Company has recorded a liability for its estimated share of the assessments, net of insurance recovery, in the accompanying financial statements. In 1996, the PRP Group revised the cleanup estimate cost of the site over a 30-year period and included a cost for overhead and State oversight costs for the same period of time. Also at the end of 1996, the PRP Group announced that the allocation percentage would be changing. Although nothing has officially been released the Company has increased its reserve to reflect the higher cost estimate and the higher expected percentage based on discussion with PRP legal counsel and site management. The result was that the Company increased its 1995 reserve from $744,000 to $1,815,000 in 1996. Because of the long term nature of these expenses the Company has reclassified the liability into short term for $197,000, which the Company paid $150,000 in May 1997, and long term for $1,618,000. The Company is also liable for its share of site study costs and in connection with such costs, the Company paid into the PRP group $38,000 in 1993, $271,000 in 1994, $150,000 in 1997 with a remaining cash call contribution of $47,000.

               In June 1989, the Company filed a lawsuit in the Los Angeles County Superior Court, Frawley Corporation vs. Harold Spinner, etc. et
                                 -----------------------------------------------
          al, which involves the rights to the proceeds from the sale of certain
          ---
          property once allegedly owned by the Company and Mr. Spinner. In November 1989, Harold Spinner cross-complained against the Company and individuals, and in January 1990, Harold Spinner amended the cross-complaint. The Spinners seek approximately $4.4 million in damages and punitive damages based on fraud. On July 8, 1990, the Company amended its complaint against Mr. Spinner, seeking an accounting of the purchase price and carrying costs, as well as adding a claim of fraud. In 1993, the matter was set for trial on two occasions and was continued at each date. On October 7, 1993, Harold Spinner filed personal bankruptcy and listed his claim against the Company at $1 million. The filing of bankruptcy causes an automatic stay of the state court proceedings. Mr. Spinner has been discharged from bankruptcy. The Company filed a motion to have the case dismissed and a hearing was held August 23, 1995 whereby an order dismissing the complaint was signed by the court and entered on September 6, 1995. Mr. Spinner filed an appeal on October 29, 1995. On May 2, 1997, the Appeals Court rendered a decision in support of the lower Court; Mr. Spinner did not file an appeal to the State Supreme Court.

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

          No reports on form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      FRAWLEY CORPORATION
                             ---------------------------------------
                                         (REGISTRANT)





Date:      September 12, 1997             By: /s/ Michael P. Frawley
     ------------------------------          --------------------------
                                              Vice President
                                              (Authorized Officer and Chief
                                              Financial Officer)