Form 10-Q
period 1997-09-30
FRAWLEY CORP
filed 1997-12-09
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                               ------------------------------------------------


                                      OR


_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHCANGE ACT OF 1934


For the transition period from_________________________ to _____________________



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
YES  X    NO
   -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                Class                     Outstanding at September 30, 1997
-----------------------------------    --------------------------------------

   Common stock, par value $1                       1,222,905


                                         Total Number of Pages 12
                                                              -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I:  FINANCIAL INFORMATION                              PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     September 30, 1997 and December 31, 1996............................    3

     Consolidated Statements of Operations -
     Three Months Ended September 30, 1997 and 1996......................    4

     Consolidated Statements of Operations -
     Nine Months Ended September 30, 1997 and 1996.......................    5

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1997 and 1996.......................    6

     Notes to Consolidated Financial Statements..........................    7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations....................  8-9



PART II:  OTHER INFORMATION


     Item 1:  Legal Proceedings..........................................10-11

     Item 5:  Other Information .........................................   11

     Item 6:  Exhibits and Reports on Form 8-K...........................   11


SIGNATURES ..............................................................   12

                         ITEM I:  FINANCIAL STATEMENTS
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30,    DECEMBER 31,
           ASSETS                               1997            1996
           ------                          --------------   ------------
                                            (Unaudited)
CURRENT ASSETS

  Cash                                        $  (31,000)     $  148,000
  Accounts receivable, net                       530,000         431,000
  Note receivable                                                547,000
  Prepaid expenses and other deposits            176,000         169,000
                                              ----------      ----------
     TOTAL CURRENT ASSETS                        675,000       1,295,000


  Long-term accounts receivable, net              42,000         223,000

  Long-term notes receivable                      71,000          93,000
  Real estate investments, net                 3,206,000       3,164,000
  Property, plant and equipment, net             456,000         467,000
                                              ----------      ----------
          TOTAL ASSETS                        $4,450,000      $5,242,000
                                              ==========      ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES

  Notes payable to stockholders               $  1,543,000    $  1,406,000
  Accounts payable and accrued expenses            971,000       1,266,000
  Environmental reserve                             47,000         197,000
  Unearned revenue                                 156,000         126,000
  Notes payable                                                     16,000
                                              ------------    ------------
          TOTAL CURRENT LIABILITIES              2,717,000       3,011,000

LONG TERM LIABILITIES
  Notes Payable to Stockholders                    800,000         800,000
  Notes Payable                                     70,000          70,000
  Environmental Reserve                          1,618,000       1,618,000
                                              ------------    ------------
          TOTAL LONG TERM LIABILITIES            2,488,000       2,488,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1 per share:
  Authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
  Authorized, 6,000,000 shares, issued
  1,414,217 shares                               1,414,000       1,414,000
  Capital surplus                               16,986,000      16,986,000
  Accumulated deficit                          (18,394,000)    (17,896,000)
                                                     6,000         504,000
  Less common stock in treasury,
  191,312 shares (at cost)                        (761,000)       (761,000)
                                              ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY              (755,000)       (257,000)
                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY     $  4,450,000    $  5,242,000
                                              ============    ============

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                              Three Months Ended
                                                 September 30,
                                           -------------------------
                                              1997          1996
                                           -----------   -----------
REVENUES:
  Net revenue                              $  538,000    $  840,000
                                           ----------    ----------
      TOTAL REVENUES                          538,000       840,000

COSTS AND EXPENSES:
  Cost of operations                          474,000       479,000
  Selling, general and administrative
   expenses                                   309,000       404,000
  Interest expense                             63,000        78,000
                                           ----------    ----------

      TOTAL COSTS AND EXPENSES                846,000       961,000
                                           ----------    ----------

LOSS FROM CONTINUING OPERATIONS              (308,000)     (121,000)

NET LOSS                                   $ (308,000)   $ (121,000)
                                           ==========    ==========

NET (LOSS) INCOME PER SHARE:
  Continuing operations                    $     (.25)   $     (.10)
                                           ==========    ==========

Weighted average number of
common shares outstanding                   1,222,905     1,222,905
                                           ==========    ==========




                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                   Nine Months Ended
                                                     September 30,
                                             -----------------------------
                                                   1997           1996
                                             -----------------------------

REVENUES:
Net Revenues                                    $1,815,000     $2,305,000
                                                ----------     ----------
TOTAL REVENUES                                   1,815,000      2,305,000


COSTS AND EXPENSES:

Cost of operations                               1,360,000      1,425,000
Selling, general and administrative
 expenses                                          762,000      1,013,000
Interest expense                                   191,000        220,000
                                                ----------     ----------

  TOTAL COST AND EXPENSES                        2,313,000      2,658,000
                                                ----------     ----------
LOSS FROM CONTINUING OPERATIONS                   (498,000)      (353,000)


NET LOSS                                        $ (498,000)    $ (353,000)
                                                ==========     ==========

NET (LOSS) INCOME PER SHARE:
 Continuing operations                          $    (0.41)    $    (0.29)
                                                ==========     ==========

Weighted average number of
 common shares outstanding                       1,222,905      1,222,905
                                                ==========     ==========

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                           1997         1996
                                                        ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                                       $(498,000)    $(353,000)
                                                        ---------     ---------
Adjustments to reconcile net loss to net
  cash used in non-operating activities:
  Loss on sale of real estate investment
  Write down of assets                                     38,000
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                            (15,000)      117,000
  Changes in operating assets and liabilities:
  Short and long-term accounts
     receivable, net                                       82,000        30,000
  Prepaid expenses and deposits                            (7,000)       (4,000)
  Notes Receivable                                                       10,000
  Other assets                                                          150,000
  Accounts payable and accrued expenses                  (295,000)     (491,000)
  Notes payable write down                                (11,000)
  Unearned revenue                                         30,000       (55,000)
                                                        ---------     ---------

             TOTAL ADJUSTMENTS                           (178,000)     (243,000)
                                                        ---------     ---------
             Net cash used in
               operating activities                      (676,000)     (596,000)
                                                        ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                     (12,000)      (10,000)
  Long term debt paydown                                   (5,000)
  Environmental reserve paydown                          (150,000)
  Payments for real estate improvements                   (42,000)      (63,000)
  Refunds received on real estate                                       169,000
                                                        ---------     ---------
             Net cash provided by
              investing activities                       (209,000)       96,000
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                              137,000       125,000
  Long-term-debt borrowings                                             800,000
  Long-term notes receivable                              569,000
  Repayment of borrowings                                              (780,000)
                                                        ---------     ---------
             Net cash provided or (used in)
              financing activities                        706,000       145,000)
                                                        ---------     ---------
Net cash used for continuing operations                  (179,000)     (355,000)
                                                        ---------     ---------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                            (179,000)     (355,000)

CASH, BEGINNING OF PERIOD                                 148,000       470,000
                                                        ---------     ---------

CASH, END OF PERIOD                                     $ (31,000)    $ 115,000
                                                        =========     =========

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1997, the results of operations and changes in cash flow for the nine months then ended.

NOTE 2: Revenues from continued operations for the nine months ended September 30, 1997 totaled $1,815,000.

NOTE 3: The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of results to be expected for the full year.

                      FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended September 30, 1997, operating revenues from Specialized Health Services decreased by $403,000 when compared to the same period in 1996. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company plans to continue to improve operations through additional reduction in overhead and increasing patients in both the inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.


Real Estate
-----------

The real estate operating loss during the quarter ended September 30, 1997 was $195,000 when compared to a loss of $147,000 for the same period in 1996. Real estate losses continue as the company incurs carrying costs, improvements required to sell the properties, and litigation cost associated with particular properties.

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

The Seattle Hospital and outpatient treatment programs reported a net operating loss of $185,000 for the nine months ended September 30, 1997 compared to a $224,000 profit for the same period in 1996. Management believes the negative results will continue as the Company goes through the transition from third party reimbursement to direct payment from patients.

Real Estate and Corporate overhead continue to produce losses which the operating business is unable to absorb. In an effort to reduce Corporate overhead, Patrick J. Frawley Jr., President and Michael Frawley, Vice President have reduced their salaries down to $1,000.00 per month respectively.

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

        In October 1997, we were informed that our licensee for Classics Illustrated is in trade mark dispute regarding Classics Illustrated in Greece.

ITEM 5: Other Information
        -----------------

        None


ITEM 6: Exhibits and Reports on Form 8-K
        --------------------------------

        No reports on form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              FRAWLEY CORPORATION
                                   ------------------------------------------
                                                  (REGISTRANT)



 Date:       December 8, 1997         By: /s/ Michael P. Frawley
       ----------------------------       ------------------------------------
                                          Michael P. Frawley, Vice President
                                       (Authorized Officer and Vice-President)