Form 10KSB40
period 1997-12-31
FRAWLEY CORP
filed 1998-05-20
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----
ACT OF 1934

For the fiscal year ended                December 31, 1997
                         ----------------------------------------------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934

      Commission File Number            1-6436
                                --------------------------------



                              FRAWLEY CORPORATION
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                                   95-2639686
--------------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER I.D. NO.)
    INCORPORATION OR ORGANIZATION)


     28720 Roadside Drive. Suite 128, Agoura Hills, California 91301
--------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (818)735-6622
--------------------------------------------------------------------------------
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


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
YES  X    NO
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.      X
                                          ---

Revenues from continuing operations as of December 31, 1997: $2,524,000

The Company's stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of December 31, 1997.

Number of shares of Common Stock outstanding as of March 20, 1998: 1,222,905 shares.

Documents incorporated by reference - portions of the Information Statement to be filed with the Securities and Exchange Commission in connection with the Annual Election of Directors are incorporated by reference into Part III hereof.

Total number of pages, including cover page and exhibits 28.

                                     PART I

ITEM 1. BUSINESS
----------------
               Frawley Corporation is currently engaged in the operation of inpatient and outpatient treatment of chemical dependency and stop-smoking centers, and investment in real estate. Frawley Corporation is a Delaware Corporation organized in 1969. References to the Company include references to Frawley Corporation and Subsidiaries.
--------------------------------------------------------------------------------

SPECIALIZED HEALTH SERVICES
               COMPANY OWNED INPATIENT HOSPITAL. The Company currently owns and operates under the name of Schick Shadel Hospital, one hospital located in Seattle, Washington with 63 licensed beds. The Seattle hospital is devoted primarily to the treatment of chemical dependency and is not operated for general hospital purposes. This hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations, as well as other federal and state accrediting authorities.

               The patients usually remain for a basic treatment of approximately 14 days consisting of an initial admission of 10 days followed by two reinforcement stays lasting 1 to 2 days each, generally 30 days and 90 days after the initial discharge. Additionally, patients receive two years of aftercare services and may return for post-reinforcement treatment as needed. Patients requiring detoxification may require one to four days additional hospitalization during their initial admission. Treatment consists of four principal aspects: (1) a detoxification period, during which the patient is medically withdrawn from alcohol and or drugs; (2) conditioned-reflex aversion treatment; during this treatment patients are furnished alcoholic beverages or synthetic drugs under circumstances which produce an unpleasant reaction for the purpose of inducing an aversion; (3) sodium pentothal interviews; and (4) professional aftercare counseling. The hospital is under the direction of a full-time physician. In addition, other physicians, registered nurses and specially trained counselors are on staff.

               COMPANY OWNED OUTPATIENT PROGRAMS. During 1997, the Company operated three outpatient chemical dependency treatment centers located in the state of Washington. The outpatient program is designed to meet the individual needs of the patient; accordingly, a patient may be in a program for up to two years. Each location is under the direction of specially trained chemical dependency counseling staff.

               COMPANY OWNED CENTERS. The Company also owned and operated under the name of Schick Centers one center for stop-smoking services. The one center located in California was closed in March 1998.

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

________________________________________________________________________________



REAL ESTATE    The Company's real estate consists of approximately 135 acres of largely undeveloped land in the Santa Monica mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $3,226,000 as of the end of 1997, and are subject to mortgage debt, held by five stockholders and a third party, aggregating approximately $1,611,000. The
               Company continues to invest resources in the real estate and it will continue its efforts to sell the land.

               (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).

________________________________________________________________________________

EMPLOYEES      Frawley Corporation and its subsidiaries employ an aggregate of approximately 68 persons and management believes that employee relations are satisfactory.

________________________________________________________________________________

ITEM 2.  PROPERTIES
-------------------
               The principal facilities used by Frawley Corporation and its subsidiaries in their businesses include the one owned property described below. Other facilities are rented under leases expiring on various dates through October 2001. Currently, these leased facilities include approximately 900 square feet of office space in Agoura, California serving as the general offices of Frawley Corporation and Sun Sail Development, Inc. The Corporation also subleased approximately 6,700 square feet of office space in Encino, California, which lease terminates in May 1998, to Circle Media and Wilshire Cellular Inc.

               SPECIALIZED HEALTH SERVICES. In addition to the general offices described above, the hospital subsidiary of the Company is in Seattle, Washington (approximately 22,000 square feet). The outpatient chemical dependency programs located in the state of Washington consist of three leased locations ranging from approximately 1,300 to 2,400 square feet each. (For a description of investment properties, see Item 1. Business - Real Estate).

ITEM 3:LEGAL PROCEEDINGS
------------------------

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

               The Company is also liable for its share of site study costs and in connection with such costs, the Company paid into the PRP group $38,000 in 1993, $271,000 in 1994 and had an unfunded cash call contribution of $90,000 and $107,000 in 1995 and 1996. The Company paid $150,000 in 1997 leaving a remaining balance $47,000.

               During 1997, the Company funded $150,000 of its cash call contributions and has a remaining unfunded cash call of approximately $68,000. The Company expects an additional cash call of approximately $32,000 in 1998. Therefore the Company has classified as current $100,000, in long term $1,497,000 of the total reserve.

               In June 1989, the Company filed a lawsuit in the Los Angeles County Superior Court, Frawley Corporation vs. Harold Spinner,
                                      ---------------------------------------
               etc. et al, which involves the rights to the proceeds from the
               -----------
               sale of certain property once allegedly owned by the Company and Mr. Spinner. In November 1989, Harold Spinner cross-complained against the Company and individuals, and in January 1990, Harold Spinner amended the cross-complaint. The Spinners seek approximately $4.4 million in damages and punitive damages based on fraud. On July 8, 1990, the Company amended its complaint against Mr. Spinner, seeking an accounting of the purchase price and carrying costs, as well as adding a claim of fraud. In 1993, the matter was set for trial on two occasions and was continued at each date. On October 7, 1993, Harold Spinner filed personal bankruptcy and listed his claim against the Company at $1 million. The filing of bankruptcy causes an automatic stay of the state court proceedings. Mr. Spinner has been discharged from bankruptcy. The Company filed a motion to have the case dismissed and a hearing was held August 23, 1995 whereby an order dismissing the complaint was signed by the court and entered on September 6, 1995. Mr. Spinner filed an appeal on October 29, 1995. On May 2, 1997, the Appeals Court rendered a decision in support of the lower Court; Mr. Spinner did not file an appeal to the State Supreme Court.

               In 1991, Sun Sail Development Company sold 23 acres to Shula Inc. for $1,000,000, $600,000 in cash and a $400,000 note secured by a second Deed of Trust on the 23 acres. In 1994 Shula Inc. filed for protection under Chapter 11 Bankruptcy Code. Sun Sail Development wrote off the $400,000 note due to the bankruptcy filing. In 1996 Shula attempted to disallow Sun Sail as a secured creditor. Also in 1996, Sun Sail Development settled the matter by agreeing to a $300,000 note due in eight years at 10% interest payable in installments of $2,000 per month. The balance of the interest and principal is due at maturity. The note continues to be secured by a second Deed of Trust behind a $875,000 first Deed of Trust. As of March 28, 1998, Shula Inc. has not paid its interest payment and has announced plans to sell the property.

               The Shula bankruptcy plan reorganization and stipulated settlement were approved by the Bankruptcy Court on December 10, 1996. In April 1997 Shula Inc. made a principal payment of $15,000 and interest of $2,000. Since collection remains doubtful the Company continues to recognize income from recovery of bad debt as payments are received.

               In October 1997, we were informed that our licensee for Classics Illustrated is in trade mark dispute regarding Classics Illustrated in Greece. We subsequently learned that the licensee lost its case and is considering its options in Greece.

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

               The approximate number of holders of record for Frawley Corporation's Common Stock as of March 20, 1998 was 945.

               No dividends have been paid in the periods shown above.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

OVERALL        Net revenues from continuing operations for the Company decreased
SUMMARY        approximately 15% in 1997 when compared to 1996. Revenues
               declined in all business segments due to the difficult operating conditions facing the Company as further described below. Net loss is $(478,000) in 1997 compared to a $(2,028,000) net loss in 1996. Interest expense in 1997 was $255,000 compared to $286,000 in 1996. Selling, general and administrative expenses decreased to $938,000 from $1,561,000 in 1996 due to expense reduction as a result of closed hospital operations and overall downsizing.

SPECIALIZED    Revenues from  Specialized  Health  Services  chemical
HEALTH         dependency hospitals and contract units decreased by  12% in
SERVICES       1997 compared to 1996. The decrease is attributable to lower occupancy levels at the remaining chemical dependency hospital.
               Specialized Health

               Service income before interest expense was $40,000 in 1997 when compared to $206,000 in 1996. Competition from other treatment programs intensified during 1997 and 1996, together with stronger emphasis by insurance carriers on outpatient treatment instead of inpatient programs.

               The Company plans to continue to improve operations through additional reduction in overhead and increasing the patients in both inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.

REAL ESTATE    There were no sales during 1997. The real estate operating loss before interest expense was $82,000 in 1997 when compared to a loss of $374,00 in 1996. Real estate losses continued as the Company incurs carrying costs, improvements to property and litigation cost associated with particular properties.

               The undeveloped real estate market in Southern California is
               showing signs of improvement.   The Company is actively
               advertising the undeveloped real estate for sale. Management is confident the real estate market will continue to improve along with overall economic conditions in Southern California and anticipates recovery of the required investments.

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

               Real Estate and Corporate overhead continue to produce losses which the operating business is unable to absorb. During 1997 the Company received $599,000 from Notes Receivables. The required investments in real estate are currently funded from loans. The Company has finalized subleases through May of 1998, which will benefit future periods.

               In 1996, the Company finalized the refinancing of existing debt on the Seattle Hospital replacing a $680,000 mortgage with an $800,000 mortgage. The refinancing resulted in reducing the interest rate from 16% to 10%. The terms for the new note are three years. The increase of $120,000 in debt was used to pay off other loans. Servicing outstanding debt continues to be a significant burden on the Company's operations.

               The Company has settled certain lawsuits and therefore has reduced the cash required to support these efforts. The Company has an outstanding $68,000 cash call for contributions to the Chatham Brothers toxic waste cleanup lawsuit. The Company intends to meet this obligation from loans and real estate sales.

               Management intends to raise capital for the health care business by seeking partners in health care and selling real estate. The limited resources available to the Company will be directed at revitalization of the health care business and the continued elimination of non-producing assets and overhead.

               The following measurements indicate the trends in the Company's liquidity from continuing operations:

                   December 31,                       1997            1996
               ----------------------------------------------------------------

               Working capital (deficiency)     ($2,187,000)     ($1,716,000)
               Current ratio                      (.25 to 1)        (.4 to 1)

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

                                    PART IV

ITEM 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------------------------------
(a)  1.   List of Financial Statements:            Page Numbers
                                                   ------------

          Independent Auditors' Report                  F1
          Financial Statements
               Consolidated Balance Sheet
               as of December 31, 1997                  F2-F3
          Financial Statements for the Years
          Ended December 31, 1997 and 1996
               Consolidated Statements of
               Operations                               F4
               Consolidated Statements of
               Stockholders' Deficit                    F5
               Consolidated Statements of
               Cash Flows                               F6
               Notes to Consolidated Financial
               Statements                               F7-F14

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

         21.1  List of Subsidiaries is incorporated herein by reference to
               Exhibit Item (10) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Frawley Corporation
--------------------------------------------------------------------------------
                                 (Registrant)

By:  /s/ Michael P. Frawley
    ----------------------------------------------------------------------------
    Michael P. Frawley, Vice President, Treasurer and Secretary


Date                           May 14, 1998
     ---------------------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Patrick J. Frawley
    ----------------------------------------------------------------------------
Patrick J. Frawley, Jr. Chairman of the Board, President and
Director (Principal Executive Officer)

                                 May 14, 1998
--------------------------------------------------------------------------------
                                      (Date)

By:  /s/ Michael P. Frawley
    ----------------------------------------------------------------------------
Michael P. Frawley, Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)

                                 May 14, 1998
--------------------------------------------------------------------------------
                                      (Date)

By:  /s/ Patrick J. Frawley
    ----------------------------------------------------------------------------
Patrick J. Frawley, Jr., Director

                                 May 14, 1998
--------------------------------------------------------------------------------
                                      (Date)


By:  /s/ Michael P. Frawley
    ----------------------------------------------------------------------------
Michael P. Frawley, Director

                                 May 14, 1998
--------------------------------------------------------------------------------
                                      (Date)

                 [LETTERHEAD OF LA RUE, CORRIGAN & MCCORMICK]


Board of Directors and Stockholders
Frawley Corporation
Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Frawley Corporation and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The 1997 and 1996 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management's plan concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ La Rue, Corrigan & McCormick
Woodland Hills, California
April 15, 1998

                                       F1

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997



          ASSETS
          ------
CURRENT ASSETS

  Cash                                                 $    73,000
  Accounts receivable (net of
     allowances of $600,000)                               473,000
  Prepaid expenses and deposits                            173,000
                                                       -----------

     TOTAL CURRENT ASSETS                                  719,000
                                                       -----------

OTHER ASSETS
  Long-term accounts receivable (net of
     allowance of $49,000) (Note 4)                        113,000
  Long-term notes receivable (Note 5)                       25,000
  Real estate investments, net (Notes 3, 6 and 8)        3,226,000
                                                       -----------

     TOTAL OTHER ASSETS                                  3,364,000
                                                       -----------

PROPERTY AND EQUIPMENT (Note 6)
  Land                                                     111,000
  Building and improvements                                862,000
  Machinery and equipment                                  613,000
  Furniture and fixtures                                     5,000
                                                       -----------
     TOTAL                                               1,591,000

  Less accumulated depreciation                         (1,136,000)
                                                       -----------
     TOTAL PROPERTY AND EQUIPMENT                          455,000
                                                       -----------
TOTAL                                                   $4,538,000
                                                       ===========


                See notes to consolidated financial statements.

                                       F2

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders (Notes 3 and 6)          $1,647,000
  Accounts payable and accrued expenses                   1,020,000
  Environmental reserve (Note 8)                            100,000
  Unearned revenue                                          139,000
                                                        -----------

          TOTAL CURRENT LIABILITIES                       2,906,000

LONG TERM LIABILITIES
  Notes payable to stockholders                             800,000
  Notes payable                                              70,000
  Environmental reserve (Note 8)                          1,497,000
                                                        -----------

          TOTAL LONG TERM LIABILITIES                     2,367,000

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8 AND 9)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $1 per share:
    authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
    authorized, 6,000,000 shares, issued
    1,414,217 shares                                      1,414,000
 Capital surplus                                         16,986,000
 Accumulated deficit                                    (18,374,000)
                                                        -----------
                                                             26,000
 Less common stock in treasury,
   191,312 shares (at cost)                                (761,000)
                                                        -----------

          TOTAL STOCKHOLDERS' DEFICIT                      (735,000)
                                                        -----------

TOTAL                                                    $4,538,000
                                                        ===========


                See notes to consolidated financial statements.

                                       F3

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                 1997            1996
                                                 ----            ----
REVENUES:
 Net  revenues                                $2,524,000      $2,974,000

COSTS AND EXPENSES:
  Cost of operations                           1,793,000       1,900,000
  Selling, general and administrative
   expenses (Note 9)                             954,000       1,561,000
  Environmental reserve (Note 8)                       -       1,071,000
  Write down of real estate investment                 -         184,000
  Interest expense (Note 3)                      255,000         286,000
                                              ----------     -----------

      TOTAL COSTS AND EXPENSES                 3,002,000       5,002,000
                                              ----------     -----------

NET (LOSS) INCOME                              $(478,000)    $(2,028,000)
                                              ==========     ===========

NET (LOSS) INCOME PER SHARE:
 Continuing operations                        $    (0.39)    $     (1.66)
                                              ----------     -----------
                                              $    (0.39)    $     (1.66)
                                              ----------     -----------
Weighted average number of
common shares outstanding                      1,222,905       1,222,905
                                              ==========     ===========

                See notes to consolidated financial statements.

                                       F4

                      FRAWLEY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                             Common Stock
                             ------------        Capital     Accumulated    Stock in
                           Shares     Amount     Surplus       Deficit      Treasury       Total
                           ------     ------     -------       -------      --------       -----

BALANCE,
January 1, 1996         1,414,217  $1,414,000  $16,986,000  $(15,868,000)    $(761,000)   $1,771,000

  Net loss for the
   year                                                       (2,028,000)                 (2,028,000)
                        ---------  ----------  -----------  ------------     ---------    ----------
BALANCE,
  December 31, 1996     1,414,217   1,414,000   16,986,000   (17,896,000)     (761,000)     (257,000)

    Net loss for the
    year                                                        (478,000)                   (478,000)
                        ---------  ----------  -----------  ------------     ---------    ----------
BALANCE,
  December 31, 1997     1,414,217   1,414,000   16,986,000   (18,374,000)     (761,000)     (735,000)
                        =========  ==========  ===========  ============     =========     =========

                See notes to consolidated financial statements.

                                       F5

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                         1997               1996
                                                      ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(478,000)        $(2,028,000)
                                                      ---------         -----------
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Write down of real estate investments                       -             184,000
  Depreciation                                           31,000             161,000
  Changes in operating assets and liabilities:
  Short and long-term accounts
     receivable, net                                     68,000              98,000
  Prepaid expenses and deposits                          (4,000)             15,000
  Notes Receivable discount                              16,000               9,000
  Accounts payable and accrued expenses                (343,000)           (988,000)
  Environmental reserve                                (121,000)          1,618,000
  Unearned revenue                                       13,000             (22,000)
                                                      ---------         -----------
             TOTAL ADJUSTMENTS                         (340,000)          1,075,000
                                                      ---------         -----------
             Net cash used in
               operating activities                    (818,000)           (953,000)
                                                      ---------         -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                   (19,000)            (25,000)
  Payments for real estate improvements                 (62,000)           (110,000)
  Proceeds from return on security bond                       -             150,000
  Proceeds from return on security deposit                    -             168,000
                                                      ---------         -----------
             Net cash provided by (used in)
              investing activities                      (81,000)            183,000
                                                      ---------         -----------

CASH FLOWS FROM FINANCING ACTIVATES:
  Short-term debt borrowings related party              241,000           1,045,000
  Proceeds from notes receivable                        599,000             113,000
  Long-term-debt borrowings                                   -              70,000
  Repayment of borrowings                               (16,000)           (780,000)
                                                      ---------         -----------
             Net cash provided by
              financing activities                      824,000             448,000
                                                      ---------         -----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                           (75,000)           (322,000)

CASH, BEGINNING OF PERIOD                               148,000             470,000
                                                      ---------         -----------

CASH, END OF PERIOD                                    $ 73,000           $ 148,000
                                                      =========         ===========

                See notes to consolidated financial statements.

                                       F6

FRAWLEY CORPORATION AND SUBSIDIARIES
------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

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

     Depreciation - The cost of property and equipment is depreciated over the
     ------------
     estimated useful lives of the assets, which range from three to ten years, using the straight-line method. The hospital building is depreciated over 40 years.

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

                                       F7

     Cash and Cash Equivalents - The Company considers highly liquid investments
     -------------------------
     with an original maturity of three months or less to be cash equivalents.

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

2.   OPERATING RESULTS AND MANAGEMENT PLANS

     The Company's net loss for 1997 was $478,000 compared to a $2,028,000 net loss for 1996. The Corporation generates operating profits under the one standing hospital but continues to have unprofitable subsidiary operations. Working capital and operating cash flow continue to be negative.

     Management plans for 1998 include seeking partners for unit operations.

     The Company will continue its efforts to sell its real estate holdings and minimize additional investments which require borrowing. Management is also seeking other sources of long-term financing necessary for further reorganization.

     The Company's real estate investment consists of approximately 135 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The undeveloped real estate market in Southern California has been and continues to experience slow activity levels with some signs of a turn-around. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate.

                                       F8

     The value of the Company's undeveloped real estate in the Santa Monica Mountains has generally been affected by past economic conditions unique to California. The factors affecting the salability of the Company's property included the lack of Southern California development activities and general uncertainties in the economy. The economy and markets for this property has improved recently due to the unique characteristics of the property, there are limited comparable sales of property in the area, however, based on the limited data available, management has estimated net realizable value of the property to be equal to or greater than the carrying value.

     The Company had been given informal extended terms by vendors whose
     balances total approximately $154,000.   The Company continued to make
     payments under the arrangements with these vendors during 1997. In June of 1997, the Company settled with the various vendors and paid a total of $43,000 toward the outstanding debt. The reduction in this liability is reflected as a reduction in selling, general and administrative expenses.

3.   RELATED PARTY TRANSACTIONS

     During 1997, the Company borrowed $236,000 from the Chief Executive Officer due in 1998, bearing interest of 10% and secured by real estate investments. Also during the year, the Company borrowed $5,000 from the daughter of the Chief Executive Officer due in 1998 bearing interest of 10% and secured by real estate investment.

     In 1996 and prior years, the Company borrowed $2,680,000 from the stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $230,000 and $159,000 during 1997 and 1996 respectively.

4.   LONG-TERM ACCOUNTS RECEIVABLE

     As a result of insurance reimbursement restrictions, the Company has increasingly been forced to provide extended payment terms on the private balance of its patient accounts receivable balances. Such terms generally extend over one to three years and bear interest from 10% to 12%.

5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     CASH PAID DURING THE YEAR FOR: 1997          1996
                                    ----          ----
          Taxes paid                $  7,000      $  4,000
          Interest paid             $186,000      $267,000

     NOTE RECEIVABLE:


     During 1995, the Company sold the Santa Barbara hospital facility. The purchase consideration consisted of a $547,000 note receivable from the purchaser and the repayment of long-term debt to an outside party of

                                       F9

     $753,000. The note receivable was collateralized by a second deed of trust over the facility and was due in December 1996. The Company granted an extension of the note until May 30, 1997. In consideration for the extensions the purchaser agreed to increase the interest rate from 8% to 10% per annum. On April 11, 1997 the Company received a $50,000 principal payment, leaving a balance of $497,000. On May 29, 1997 the Company received the remaining balance of approximately $497,000.

     The Company also received royalty payments of $7,000 in 1996 and $52,000 in 1997 on the note receivable of $100,000 from the sale of Twin Circle, and offered a discount of $16,000 if the balance of $25,000 could be paid off by December of 1997. The Company received the agreed payoff amount in January 1998. The discard of $16,000 is included in selling, general and administrative expense.

6.   DEBT

     Short-term debt consists of the following:

     Notes payable to stockholders due in 1998, bearing

       interest at 10%, secured by real estate investments
       with a net book value of $3,226,000                  $1,647,000
     Environmental reserve                                     100,000
                                                            ----------

     Short-term debt                                        $1,747,000
                                                            ==========

     Long-term debt consists of the following:

     Notes payable to stockholder due in 1999, bearing
       interest at 10%, secured by all assets of the
       hospital                                             $  800,000

     Note payable to creditor due in 2001, bearing
       interest at 10%, secured by real estate                  70,000

     Environmental reserve                                   1,497,000
                                                            ----------

     Long-term debt                                         $2,367,000
                                                            ==========

7.   COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its operations from leased facilities, which include corporate offices, general offices for its specialized health services business and outpatients programs. All of the Company's leases are operating leases. The rental payments under these leases include the minimum rental expense along with the increase in the cost of living plus, in some instances, an annual adjustment to reflect the lessor's increased costs of operation.

                                      F10

     In 1996, the Company moved from larger Corporate office facilities to substantially smaller facilities which reflect the smaller operations. The Company subsequently entered into a sublease agreement with Wilshire Cellular. Under the terms of the agreement, Wilshire Cellular is liable for approximately 40% of the total rental expense of the Company's prior office premises. The total sublease income, under this agreement, was $47,000 and $20,000 for the years ended December 31, 1997 and 1996, respectively. The Company also continues to receive sublease rental income from Circle Media under a 1995 sublease agreement. Under such agreement Circle Media is liable for approximately 60% of the total rent expense of the Company's office premises in Encino, California. The total sublease income, under this agreement, is $107,000 and $42,000 for the years ended December 31, 1997 and 1996, respectively. The original lease and sublease agreements expire in May, 1998. Minimum sublease payments are expected to be $20,000 and are expected to equal lease expenses under the original lease.

     The following is a schedule, by year, of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year:



                         Operating Leases
Year Ending     ---------------------------------
December 31     Facilities   Equipment   Total
-----------     ----------   ---------   --------
   1998           $ 87,000          $0   $ 87,000
   1999             76,000           0     76,000
   2000             78,000           0     78,000
   2001             80,000           0     80,000
                  --------          --   --------
   Total          $321,000          $0   $321,000
                  ========          ==   ========


     Operations include rent expense of $96,000 in 1997 and $111,000 in 1996.

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

                                      F11

     The Company had recorded a liability for its estimated share of the assessments, net of insurance recovery. the PRP Group revised the cleanup estimate cost of the site over a 30-year period and included a cost for overhead and State oversight costs for the same period of time. Also at the end of 1996 the PRP group announced that the allocation percentage would be changing. Although nothing has officially been released the Company has increased its reserve to reflect the higher cost estimate and the higher expected percentage based on discussion with PRP legal counsel and site management. The result was that the Company increased its 1995 reserve from $744,000 to $1,815,000 in 1996.

     The Company is also liable for its share of site study costs and in connection with such costs, the Company paid into the PRP group $38,000 in 1993, $271,000 in 1994 and has an unfunded cash call contribution of $90,000 and $107,000 in 1995 and 1996. The Company paid $150,000 in 1997 leaving a remaining balance of $47,000.

     During 1997, the Company funded $150,000 of its cash call contributions and has a remaining unfunded cash call of approximately $68,000. The Company expects an additional cash call of approximately $32,000 in 1998. Therefore the Companyu has classified as current $100,000, in log term $1,497,000 of the total reserve.

     In 1991, Sun Sail Development Company sold 23 acres to Shula Inc. for $1,000,000, $600,000 in cash and a $400,000 note secured by a second Deed of Trust on the 23 acres. In 1994 Shula Inc. filed for protection under Chapter 11 Bankruptcy Code. Sun Sail Development wrote off the $400,000 note due to the bankruptcy filing. In 1996 Shula attempted to disallow Sun Sail as a secured creditor. Also in 1996, Sun Sail Development settled the matter by agreeing to a $300,000 note due in eight years at 10% interest payable in installments of $2,000 per month. The balance of the interest and principal is due at maturity. The note continues to be secured by a second Deed of Trust behind a $875,000 first Deed of Trust. As of March 28, 1998, Shula Inc. has not paid its interest payment and has announced plans to sell the property.

     The Shula bankruptcy plan reorganization and stipulated settlement were approved by the Bankruptcy Court on December 10, 1996. Since recovery is doubtful the $300,000 Note is not included in the financial statements. The Company is recognizing income from recovery on bad debt as payments are received.

9.   INCOME TAXES

     There is no provision for income taxes due to the offset of a loss carry forward in 1997 and losses in 1996, other than provisions for minimum state income taxes, which are included in selling, general and administrative expenses.

                                      F12

     Deferred tax assets and liabilities for federal income tax purposes at December 31, 1997 and 1996 consist of the following:

                                       1997           1996
                                   ------------   ------------
     Net operating loss
       carry forward               $ 3,907,000    $ 3,721,000
     Depreciation                     (141,000)      (145,000)
     Bad debt reserves                 204,000        207,000
     Toxic waste accrual               543,000        617,000
     Other reserves                    140,000        121,000
                                   -----------    -----------
                                     4,653,000      4,521,000
     Less valuation allowance       (4,653,000)    (4,521,000)
                                   -----------    -----------
                                   $         0    $         0
                                   ===========    ===========

     There was no provision for income taxes for the year ended December 31, 1997 or 1996.

     The Company has net operating loss carryforwards aggregating approximately $11,491,000, for federal income tax purposes, which expire in various years through 2012.

10.  INDUSTRY SEGMENTS

     The Company operates principally in two industries: specialized health services and real estate. The specialized health services subsidiary operates one owned hospital, three outpatient program facilities for the treatment of chemical dependency. The real estate segment consists principally of undeveloped land in the Santa Monica Mountains. Operating profit excludes interest expense.

     Identifiable assets by industry are those assets that are used in the Company's operations in each segment and include principally cash (including negative book balances of the segment), property, plant and equipment and other assets used in the corporate management operations. Depreciation and capital expenditures from continuing operations, including investments in real estate, for the years ended December 31, 1997 and 1996 were:

                                                              Specialized
                                                                Health      Real      Other
                                                               Services   Estate     Activity   Consolidated
                                                               --------   --------   --------   ------------
     Depreciation:
     1997                                                       $31,000   $      0   $      0       $ 31,000
     1996                                                       $32,000   $  2,000   $127,000       $161,000

     Capital expenditures and investments in real estate:
     1997                                                       $19,000   $ 62,000   $      0       $ 81,000
     1996                                                       $25,000   $110,000   $      0       $135,000

                                      F13

Segment information from continuing operations is as follows:

                              Specialized                Corporate and
                                 Health        Real         Other
                                Services      Estate       Activity       Consolidated
                                --------      ------       --------       ------------
Year Ended December 31, 1997:

Net operating
    revenues                    $2,469,000     $ 31,000     $   24,000     $2,524,000
                                ==========    =========     ==========     ==========

   Income (loss) from
    operations                  $   40,000     $(82,000)    $( 180,000)    $ (222,000)
                                ==========    =========     ==========     ==========
   Interest                                                                  (255,000)
                                                                           ----------

  Identifiable
   assets                       $1,311,000   $3,227,000     $        0     $4,538,000
                                ==========   ==========     ==========     ==========

Year Ended December 31, 1996:

Net operating
    revenues                    $2,805,000    $  47,000    $   122,000    $ 2,974,000
                                ==========    =========    ===========    ===========

   Income (loss) from
    operations                  $  206,000    $(374,000)   $(1,573,000)   $(1,741,000)
                                ==========    =========    ===========    ===========
   Interest                                                                  (286,000)
                                                                          -----------

  Identifiable
   assets                       $1,748,000   $3,164,000    $   330,000     $5,242,000
                                ==========    =========    ===========    ===========

11.  EMPLOYEE BENEFIT PLANS

     Thrift and Profit Sharing Plan 401(k) - The Company sponsors a 401(k) plan
     -------------------------------------
     covering substantially all of its employees. Contributions to the plan are made by the Company and participating employees. The covered employee contribution is equal to 2.5% of the employee's compensation. No contributions were made by the Company in 1997 and 1996 as contributions are discretionary.

                                      F14