Form 10-Q
period 1998-03-31
FRAWLEY CORP
filed 1998-09-28
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1998
                              --------------------------------------------------

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
YES  X    NO
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.



            Class                          Outstanding at March 20, 1998
-----------------------------------  -------------------------------------------
  Common stock, par value $1                        1,222,905

                                         Total Number of Pages 11
                                                              -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I:  FINANCIAL INFORMATION                                  PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     March 31, 1998 and December 31, 1997............................3

     Consolidated Statements of Operations -
     Three Months Ended March 31, 1998 and 1997......................4

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1998 and 1997......................5

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


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings .....................................9-10

     Item 5:  Other Information .....................................10


     Item 6:  Exhibits and Reports on Form 8-K.......................10



SIGNATURES ..........................................................11

                         ITEM I:  FINANCIAL STATEMENTS

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,     DECEMBER 31,
           ASSETS                                       1998           1997
           ------                                    -----------    ------------
                                                     (Unaudited)
CURRENT ASSETS
  Cash                                              $      7,000    $     73,000
  Accounts receivable, net                               529,000         473,000
  Prepaid expenses and other deposits                    135,000         173,000
                                                    ------------    ------------
                   TOTAL CURRENT ASSETS                  671,000         719,000

  Long-term accounts receivable, net                      78,000         113,000
  Long-term notes receivable                                   0          25,000
  Real estate investments, net                         3,234,000       3,226,000
  Property, plant and equipment, net                     447,000         455,000
                                                    ------------    ------------

                   TOTAL ASSETS                     $  4,430,000    $  4,538,000
                                                    ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders                     $  1,654,000    $  1,647,000
  Accounts payable and accrued expenses                  965,000       1,020,000
  Environmental reserve                                  100,000         100,000
  Unearned revenue                                       219,000         139,000
                                                    ------------    ------------
                   TOTAL CURRENT LIABILITIES           2,938,000       2,906,000

LONG TERM LIABILITIES
  Notes payable to Stockholders                          800,000         800,000
  Notes payable                                           70,000          70,000
  Environmental reserve                                1,497,000       1,497,000
                                                    ------------    ------------
                   TOTAL LONG TERM LIABILITIES         2,367,000       2,367,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1 per share:
  Authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
  Authorized, 6,000,000 shares, issued
  1,414,217 shares                                     1,414,000       1,414,000
  Capital surplus                                     16,986,000      16,986,000
  Accumulated deficit                                (18,514,000)    (18,374,000)
                                                        (114,000)         26,000
  Less common stock in treasury,
  191,312 shares (at cost)                              (761,000)       (761,000)
                                                    ------------    ------------
                   TOTAL STOCKHOLDERS' EQUITY           (875,000)       (735,000)
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY           $  4,430,000    $  4,538,000
                                                    ============    ============

                 See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                             Three Months Ended
                                                  March 31,
                                           -----------------------
                                              1998         1997
                                           ----------   ----------
REVENUES:

  Net revenues                             $ 645,000    $ 602,000
                                           ---------    ---------

COSTS AND EXPENSES:
  Cost of operations                         445,000      428,000
  Selling, general and administrative
   expenses                                  271,000      308,000
  Interest expense                            69,000       63,000
                                           ---------    ---------

          TOTAL COSTS AND EXPENSES           785,000      799,000
                                           ---------    ---------

NET LOSS                                   $(140,000)   $(197,000)
                                           =========    =========

NET LOSS PER SHARE:
 Continuing operations                     $    (.11)   $    (.16)
                                           ---------     --------
                                                (.11)        (.16)
                                           =========     ========


Weighted average number of
common shares outstanding                  1,222,905    1,222,905
                                           =========    =========


                See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                       Three Months Ended
                                                             March 31,
                                                    -----------------------
                                                       1998         1997
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(140,000)    $(197,000)
                                                    ---------     ---------
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                        8,000       (31,000)
    Disposals of property, plant and equipment         36,000
Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                                    4,000        58,000
  Prepaid expenses and deposits                        38,000        22,000
  Accounts payable and accrued expenses               (55,000)      (84,000)
  Unearned revenue                                     80,000       (21,000)
                                                    ---------     ---------

             TOTAL ADJUSTMENTS                         75,000       (20,000)
                                                    ---------     ---------
             Net cash used in
             operating activities                    ( 65,000)     (217,000)
                                                    ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                  (8,000)       (2,000)
  Refunds received on real estate
             Net cash provided by
             investing activities                      (8,000)       (2,000)
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                            7,000         6,000
                                                    ---------     ---------
             Net cash provided or used by
             financing activities                       7,000         6,000
                                                    ---------     ---------


NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                        ( 66,000)     (213,000)

CASH, BEGINNING OF PERIOD                              73,000       148,000
                                                    ---------     ---------

CASH, END OF PERIOD                                 $   7,000     $ (65,000)
                                                    =========     =========


                 See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1998, the results of operations and changes in cash flow for the three months then ended.

NOTE 2: Revenues from continued operations for the three months ended March 31, 1998 totaled $645,000.

NOTE 3: The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results to be expected for the full year.

                      FRAWLEY CORPORATION AND SUBSIDIARIES



  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  Specialized Health Services
  ---------------------------

  During the quarter ended March 31, 1998, operating revenues from Specialized Health Services increased by $45,000 when compared to the same period in 1997. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

  The Company plans to continue to improve operations through additional reduction in overhead and increasing patients in both the inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.


  Real Estate
  -----------

  The real estate operating loss during the quarter ended March 31, 1998 was $62,000 as compared to a loss of $106,000 for the same period in 1997. Real estate losses continue as the company incurs carrying costs, improvements required to sell the property and litigation cost with particular properties.

  The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale. In the first quarter, the Company entered into an agreement to sell one small parcel of land which sold in May of 1998 for $102,000. Also, the President and Chairman of the Board agreed to finance the construction of a water mainline in Lobo Canyon adjacent to some of the Company's property which will improve the properties marketability.

  Los Angeles County Regional Planning Commission which governs real estate development has announced that they will have public hearings to review a plan to down zone undeveloped land in the Santa Monica Mountains. The effect of this plan is not clear yet.

  Liquidity and Capital Resources
  -------------------------------

  The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

  The Seattle Hospital and outpatient treatment program reported a $27,000 loss for the three months ended March 31, 1998 compared to a $24,000 loss for the three months ended March 31, 1997. Management believes the results will continue as the Company continues to experience a transition from third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $800,000 is due September 1, 1999.

  The Company continues to incur legal expenses and has an obligation in 1998 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

  Servicing outstanding debt continues to be a significant burden on the Company's operations.

  The Company intends to raise capital for the health care business by seeking partners in health care and selling real estate. The sale of real estate may require further expenditures to prepare the land for sale which would be financed through borrowings. The sale of the property is unpredictable and highly uncertain and there is no assurance that the improvements will increase the marketability of the property. The limited resources available to the Company will be directed at revitalization of the health care business and the continued reduction of non-producing assets.

               PART II - OTHER INFORMATION


  ITEM 1: Legal Proceedings
          -----------------

          The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. During 1995, the State of California adjusted the estimated cost of remediation. Soil remediation is estimated at $2,000,000 with the Company's participation at 3.8% or $76,000. Water clean up is estimated at $6,000,000 with the Company's share at 5.67% or $340,000. The Company has recorded a liability for its estimated share of the assessments, net of insurance recovery, in the accompanying financial statements. In 1996 the PRP Group revised the cleanup estimate cost of the site over a 30-year period and included a cost for overhead and State oversight costs for the same period of time. Also at the end of 1996 the PRP group announced that the allocation percentage would be changing. Although nothing has officially been released the Company has increased its reserve to reflect the higher cost estimate and the higher expected percentage based on discussion with PRP legal counsel and site management. The result was that the Company increased its 1995 reserve from $744,000 to $1,815,000 in 1996. Because of the long term nature of these expenses the Company has reclassified the liability into short term for $197,000, which the Company paid in May 1997, and long term for $1,618,000. The Company is also liable for its share of site study costs and in connection with such costs, the Company paid into the PRP group $38,000 in 1993, $271,000 in 1994 and a cash call contribution of $190,000 in May of 1997.


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

          The Shula bankruptcy plan reorganization and stipulated settlement were approved by the Bankruptcy Court on December 10, 1996. In April 1997 Shula Inc. made a principal payment of $15,000 and interest of $2,000. Since collection remains doubtful the Company will recognize income from recovery of bad debt as payments are received. The last payment received was in February 1998.


  ITEM 5: Other Information
          -----------------

          None

  ITEM 6: Exhibits and Reports on Form 8-K
          --------------------------------

          None

                                  SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FRAWLEY CORPORATION
                               ---------------------------------------
                                            (REGISTRANT)





  Date:     September 22, 1998           By: /s/ Michael P. Frawley
       ------------------------------       ----------------------------------
                                            Michael P. Frawley, Vice President
                                            (Authorized Officer and Chief
                                               Financial Officer)