Form 10-Q
period 1998-06-30
FRAWLEY CORP
filed 1998-12-11
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934


    For the quarterly period ended                June 30, 1998
                                   --------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
    EXCHANGE ACT OF 1934


    For the transition period from _____________________ to ___________________

Commission File Number            1-6436
                      --------------------------------

                              FRAWLEY CORPORATION
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                   95-2639686
--------------------------------                -------------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMP I.D. NO)
 INCORPORATION OR ORGANIZATION)

  28720 Roadside Drive, Suite 128, Agoura HIlls, California         91301
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
YES  X    NO
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                              Outstanding at June 30, 1998
--------------------------------       -----------------------------------------
  Common stock, par value $1                            1,222,905

                                         Total Number of Pages 12
                                                              -----

                      FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I:  FINANCIAL INFORMATION                                      PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     June 30, 1998 and December 31, 1997..............................   3

     Consolidated Statements of Operations -
     Three Months Ended June 30, 1998 and 1997........................   4

     Consolidated Statements of Operations -
     Six Months Ended June 30, 1998 and 1997..........................   5

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1998 and 1997..........................   6

     Notes to Consolidated Financial Statements.......................   7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations................. 8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings........................................ 10

     Item 5:  Other Information........................................ 11

     Item 6:  Exhibits and Reports on Form 8-K......................... 11


SIGNATURES ............................................................ 12

                         ITEM I:  FINANCIAL STATEMENTS
                      FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                   JUNE 30,      DECEMBER 31,
               ASSETS                                1998            1996
               ------                           -------------   -------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash                                           $     40,000    $     73,000
  Accounts receivable, net                            480,000         473,000
Prepaid expenses and other deposits                   143,000         173,000
                                                 ------------    ------------
     TOTAL CURRENT ASSETS                             663,000         719,000

  Long-term accounts receivable, net                   72,000         113,000
  Long-term notes receivable                                           25,000
  Real estate investments, net                      3,060,000       3,226,000
  Property, plant and equipment, net                  456,000         455,000
                                                 ------------    ------------
          TOTAL ASSETS                           $  4,251,000    $  4,538,000
                                                 ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders                  $  1,661,000    $  1,647,000
  Accounts payable and accrued expenses               914,000       1,020,000
  Environmental Reserve                               100,000         100,000
  Unearned revenue                                    168,000         139,000
                                                 ------------    ------------
          TOTAL CURRENT LIABILITIES                 2,843,000       2,906,000

LONG TERM LIABILITIES
  Notes Payable to Stockholders                       800,000         800,000
  Notes Payable                                        70,000          70,000
  Environmental Reserve                             1,497,000       1,497,000
                                                 ------------    ------------

          TOTAL LONG TERM LIABILITIES               2,367,000       2,367,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1 per share:
  Authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
  Authorized, 6,000,000 shares, issued
  1,414,217 shares                                  1,414,000       1,414,000
  Capital surplus                                  16,986,000      16,986,000
  Accumulated deficit                             (18,598,000)    (18,374,000)
                                                 ------------    ------------
                                                     (198,000)         26,000
  Less common stock in treasury,
  191,312 shares (at cost)                           (761,000)       (761,000)
                                                 ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                 (959,000)       (735,000)
                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  4,251,000    $  4,538,000
                                                 ============    ============

          See notes to consolidated financial statements.

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               Three Months Ended
                                                    June 30,
                                             ----------------------
                                                1998        1997
                                             ---------    ---------
REVENUES:

  Net revenues                               $ 754,000     $675,000
                                             ---------    ---------
COSTS AND EXPENSES:
  Cost of operations                           416,000      458,000
  Selling, general and administrative
   expenses                                    360,000      145,000
  Interest expense                              62,000       65,000
                                             ---------    ---------
      TOTAL COSTS AND EXPENSES                 838,000      668,000
                                             ---------    ---------

PROFIT (LOSS) FROM CONTINUING OPERATIONS       (84,000)       7,000

NET PROFIT (LOSS)                            $ (84,000)   $   7,000
                                             =========    =========

NET PROFIT (LOSS) PER SHARE:
  Continuing operations                      $    (.07)   $     .01
                                             =========    =========

Weighted average number of
common shares outstanding                    1,222,905    1,222,905
                                             =========    =========



                 See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               Six Months Ended
                                                    June 30,
                                          -------------------------
                                              1998          1997
                                          -----------   -----------
REVENUES:
Net Revenues                               $1,399,000    $1,277,000
                                           ----------    ----------

             TOTAL REVENUES                 1,399,000     1,277,000

COSTS AND EXPENSES:
Cost of operations                            861,000       886,000
Selling, general and administrative
  expenses                                    631,000       453,000
Interest expense                              131,000       128,000
                                           ----------    ----------

             TOTAL COST AND EXPENSES        1,623,000     1,467,000
                                           ----------    ----------

NET LOSS                                   $ (224,000)     (190,000)
                                           ==========    ==========

NET (LOSS) INCOME PER SHARE:
 Continuing operations                     $    (0.18)   $    (0.16)
                                           ==========    ==========

Weighted average number of
 common shares outstanding                  1,222,905     1,222,905
                                           ==========    ==========


                 See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1998         1997
                                                    ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(224,000)    $(190,000)
                                                    ---------     ---------
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Loss on sale of real estate property                 79,000
  Write down of long term debt                                      (11,000)
  Write down of Advertising expense                                (156,000)
  Depreciation                                         16,000        15,000
Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                                   59,000        53,000
  Prepaid expenses and deposits                        30,000       (18,000)
  Other assets
  Accounts payable and accrued expenses              (106,000)     (262,000)
  Unearned revenue                                     29,000        14,000
                                                    ---------     ---------

             TOTAL ADJUSTMENTS                        107,000      (365,000)
                                                    ---------     ---------
             Net cash used in
             operating activities                    (117,000)     (555,000)
                                                    ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                 (17,000)       (8,000)
  Long term debt paydown                              (87,000)       (5,000)
  Payments for environmental reserve                               (150,000)
  Payments for real estate investments                (16,000)      (33,000)
  Proceeds from sale of real estate properties        103,000
                                                    ---------     ---------
             Net cash provided by
             investing activities                     (17,000)      196,000
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt borrowings                          101,000       137,000
  Short-term notes receivable                                       547,000
  Long-term notes receivable                                         12,000
                                                    ---------     ---------
             Net cash provided or used by
             financing activities                     101,000       696,000
                                                    ---------     ---------
Net cash used for continuing operations               (33,000)      (55,000)
                                                    ---------     ---------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                         (33,000)      (55,000)

CASH, BEGINNING OF PERIOD                              73,000       148,000
                                                    ---------     ---------

CASH, END OF PERIOD                                 $  40,000     $  93,000
                                                    =========     =========


                 See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations and changes in cash flow for the six months then ended.

NOTE 2: Revenues from continued operations for the six months ended June 30, 1998 totaled $1,399,000.

NOTE 3: The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of results to be expected for the full year.

                      FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

  During the quarter ended June 30, 1998, operating revenues from Specialized Health Services increased by $154,000 when compared to the same period in 1997. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

  The Company plans to continue to improve operations through additional reduction in overhead and increasing patients in both the inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.


Real Estate
-----------

  The real estate operating loss during the quarter ended June 30, 1998 was $204,000 as compared to a loss of $136,000 for the same period in 1997. Real estate losses continue as the company incurs carrying costs, improvements required to sell the property, and litigation cost with particular properties.

  The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale. In the first quarter, the Company entered into a agreement to sell one small parcel of land which sold in May of 1998 for $102,000.

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

  The Seattle Hospital and outpatient treatment program reported a $93,000 profit for the six months ended June 30, 1998 compared to a $38,000 loss for the six months ended June 30, 1997. Management believes the results will continue as the company goes through the transition from third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $800,000 is due September 1, 1999.

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

                          PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings
        -----------------

          The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California -Environmental Protection Agency, Department of Toxic Substances Control
        (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. During 1995, the State of California adjusted the estimated cost of remediation. Soil remediation is estimated at $2,000,000 with the Company's participation at 3.8% or $76,000. Water clean up is estimated at $6,000,000 with the Company's share at 5.67% or $340,000. The Company has recorded a liability for its estimated share of the assessments, net of insurance recovery, in the accompanying financial statements. In 1996, the PRP Group revised the cleanup estimate cost of the site over a 30-year period and included a cost for overhead and State oversight costs for the same period of time. Also at the end of 1996, the PRP Group announced that the allocation percentage would be changing. Although nothing has officially been released the Company has increased its reserve to reflect the higher cost estimate and the higher expected percentage based on discussion with PRP legal counsel and site management. The result was that the Company increased its 1995 reserve from $744,000 to $1,815,000 in 1996. Because of the long term nature of these expenses the Company has reclassified the liability into short term for $197,000, which the Company paid $150,000 in May 1997, and long term for $1,618,000. The Company is also liable for its share of site study costs and in connection with such costs, the Company paid into the PRP group $38,000 in 1993, $271,000 in 1994 and a cash call contribution of $190,000 in May of 1997.

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

        No reports on form 8-K were filed during the quarter ended
        June 30, 1998.

                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FRAWLEY CORPORATION
                               ---------------------------------------
                                            (REGISTRANT)



Date:       December 7, 1998             By: /s/Michael P. Frawley
       ----------------------------          ---------------------------
                                             MICHAEL P. FRAWLEY, President
                                             (Authorized Officer and Chief
                                             Financial Officer)