Form 10-Q
period 1998-09-30
FRAWLEY CORP
filed 1999-01-15
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)
   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1998
                              --------------------------------------------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------
EXCHANGE ACT OF 1934

For the transition period from_______________________ to _______________________


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

                Class                     Outstanding at September 30, 1998
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


                                         Total Number of Pages 12
                                                              ----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I:  FINANCIAL INFORMATION                                           PAGE NO.
     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     September 30, 1998 and December 31, 1997............................3

     Consolidated Statements of Operations -
     Three Months Ended September 30, 1998 and 1997......................4

     Consolidated Statements of Operations -
     Nine Months Ended September 30, 1998 and 1997.......................5

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1998 and 1997.......................6

     Notes to Consolidated Financial Statements..........................7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations....................8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings..........................................10-11

     Item 5:  Other Information..........................................11

     Item 6:  Exhibits and Reports on Form 8-K...........................11


SIGNATURES...............................................................12

                         ITEM I:  FINANCIAL STATEMENTS
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,    DECEMBER 31,
          ASSETS                                       1998             1997
          ------                                   -------------    ------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $     63,000    $     73,000
  Accounts receivable, net                               439,000         473,000
  Prepaid expenses and other deposits                    161,000         173,000
                                                    ------------    ------------
         TOTAL CURRENT ASSETS                            663,000         719,000

  Long-term accounts receivable, net                      54,000         113,000
  Long-term notes receivable                              25,000
  Real estate investments, net                         3,079,000       3,226,000
  Property, plant and equipment, net                     470,000         455,000
                                                    ------------    ------------
                   TOTAL ASSETS                     $  4,266,000    $  4,538,000
                                                    ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders                     $  1,650,000    $  1,647,000
  Accounts payable and accrued expenses                  900,000       1,020,000
  Environmental reserve                                  100,000         100,000
  Unearned revenue                                       169,000         139,000
                                                    ------------    ------------
                   TOTAL CURRENT LIABILITIES           2,819,000       2,906,000

LONG TERM LIABILITIES
  Notes Payable to Stockholders                          800,000         800,000
  Notes Payable                                           70,000          70,000
  Environmental Reserve                                1,497,000       1,497,000
                                                    ------------    ------------
                   TOTAL LONG TERM LIABILITIES         2,367,000       2,367,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1 per share:
  Authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
  Authorized, 6,000,000 shares, issued
  1,414,217 shares                                     1,414,000       1,414,000
  Capital surplus                                     16,986,000      16,986,000
  Accumulated deficit                                (18,559,000)    (18,374,000)
                                                    ------------    ------------
                                                        (159,000)         26,000
  Less common stock in treasury,
  191,312 shares (at cost)                              (761,000)       (761,000)
                                                    ------------    ------------
                   TOTAL STOCKHOLDERS' EQUITY           (920,000)       (735,000)
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY           $  4,266,000    $  4,538,000
                                                    ============    ============

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended
                                                  September 30,
                                           ----------------------------
                                              1998             1997
                                           -----------      -----------
REVENUES:
  Net revenue                              $  845,000       $  538,000
  (Loss) from sale of real estate             (80,000)
                                           ----------       ----------
          TOTAL REVENUES                      765,000          538,000

COSTS AND EXPENSES:
  Cost of operations                          492,000          474,000
  Selling, general and administrative
   expenses                                   167,000          309,000
  Interest expense                             67,000           63,000
                                           ----------       ----------

          TOTAL COSTS AND EXPENSES            726,000          846,000
                                           ----------       ----------

NET INCOME(LOSS)                           $   39,000       $ (308,000)
                                           ==========       ==========

NET INCOME(LOSS) PER SHARE:
  Continuing operations                    $      .03       $     (.25)
                                           ==========       ==========

Weighted average number of
common shares outstanding                   1,222,905        1,222,905
                                           ==========       ==========

                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      Nine Months Ended
                                                        September 30,
                                                 ----------------------------
                                                    1998              1997
                                                 ----------        ----------
REVENUES:
Net Revenues                                     $2,244,000        $1,815,000
(Loss) from sale of real estate                     (80,000)
                                                 ----------        ----------
  TOTAL REVENUES                                  2,164,000         1,815,000

COSTS AND EXPENSES:
Cost of operations                                1,353,000         1,360,000
Selling, general and administrative
  expenses                                          798,000           762,000
Interest expense                                    198,000           191,000
                                                 ----------        ----------

             TOTAL COST AND EXPENSES              2,349,000         2,313,000
                                                 ----------        ----------

NET LOSS                                         $ (185,000)       $ (498,000)
                                                 ==========        ==========

NET (LOSS) PER SHARE:
  Continuing operations                          $    (0.15)       $    (0.41)
                                                 ==========        ==========


Weighted average number of
  common shares outstanding                       1,222,905         1,222,905
                                                 ==========        ==========

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1998           1997
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                                       $(185,000)    $(498,000)
                                                        ---------     ---------
Adjustments to reconcile net loss to net
  cash used in non-operating activities:
  Loss on sale of real estate investment                   80,000        38,000
  Write down of assets
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                             24,000       (15,000)
  Changes in operating assets and liabilities:
  Short and long-term accounts
     receivable, net                                      118,000        82,000
  Prepaid expenses and deposits                            12,000        (7,000)
  Notes Receivable
  Other assets
  Accounts payable and accrued expenses                  (120,000)     (295,000)
  Notes payable write down                                              (11,000)
  Unearned revenue                                         30,000        30,000
                                                        ---------     ---------

             TOTAL ADJUSTMENTS                            144,000      (178,000)
                                                        ---------     ---------
              Net cash used in
               operating activities                       (41,000)     (676,000)
                                                        ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                     (39,000)      (12,000)
  Long term debt paydown                                                 (5,000)
  Environmental reserve paydown                                        (150,000)
  Payments for real estate improvements                   (35,000)      (42,000)
                                                        ---------     ---------
              Net cash provided by
               investing activities                       (74,000)      209,000)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                              101,000       137,000
  Long-term-debt borrowings                                             569,000
  Proceeds from sale of real estate                       103,000
  Repayment of borrowings                                 (99,000)
                                                        ---------     ---------
              Net cash provided or (used in)
               financing activities                       105,000       706,000
                                                        ---------     ---------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                             (10,000)     (179,000)

CASH, BEGINNING OF PERIOD                                  73,000       148,000
                                                        ---------     ---------

CASH, END OF PERIOD                                     $  63,000     $ (31,000)
                                                        =========     =========

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1998, the results of operations and changes in cash flow for the nine months then ended.

NOTE 2: Revenues from continued operations for the nine months ended September 30, 1998 totaled $2,244,000.

NOTE 3: The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of results to be expected for the full year.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended September 30, 1998, operating revenues from Specialized Health Services increased by $213,000 when compared to the same period in 1997. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company plans to continue to improve operations through additional reduction in overhead and increasing patients in both the inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.


Real Estate
-----------

The real estate operating loss during the quarter ended September 30, 1998 was $165,000 when compared to a loss of $195,000 for the same period in 1997. Real estate losses continue as the company incurs carrying costs, improvements required to sell the properties, and litigation cost associated with particular properties.

In the first quarter, the Company entered into an agreement to sell one parcel of land which sold in May 1998 for $103,000. The Company was able to retire some related debt and recognized a loss of $80,000 on the sale of real estate property.

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

The Seattle Hospital and outpatient treatment programs reported a net operating profit of $137,000 for the nine months ended September 30, 1998 compared to a $185,000 loss for the same period in 1997. Management believes the results will continue as the Company goes through the transition from third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $800,000 is due September 1, 1999.

The Company continues to incur legal expenses and has an obligation in 1998 to contribute to the Chatham Brothers toxic waste cleanup lawsuit. The Company made a contribution of $50,000 in September 1998 that was incurred in 1997.

Real Estate and Corporate overhead continue to produce losses which the operating business is unable to absorb. The sale of real estate may require further expenditure to prepare the land for sale, which would be financed through borrowings. The sale of real estate is unpredictable and highly uncertain and there is no assurance that the improvements will increase the marketability of the property. The limited resources available to the Company will be directed at revitalization of the health care business and the continued reduction of non-producing assets.

                          PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings
        -----------------

        The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control
        (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. During 1995, the State of California adjusted the estimated cost of remediation. Soil remediation is estimated at $2,000,000 with the Company's participation at 3.8% or $76,000. Water clean up is estimated at $6,000,000 with the Company's share at 5.67% or $340,000. The Company has recorded a liability for its estimated share of the assessments, net of insurance recovery, in the accompanying financial statements. In 1996, the PRP Group revised the cleanup estimate cost of the site over a 30-year period and included a cost for overhead and State oversight costs for the same period of time. Also at the end of 1996, the PRP Group announced that the allocation percentage would be changing. Although nothing has officially been released the Company has increased its reserve to reflect the higher cost estimate and the higher expected percentage based on discussion with PRP legal counsel and site management. The result was that the Company increased its 1995 reserve from $744,000 to $1,815,000 in 1996. Because of the long term nature of these expenses the Company has reclassified the liability into short term for $197,000, which the Company paid $150,000 in May 1997, and long term for $1,618,000. The Company is also liable for its share of site study costs and in connection with such costs, the Company paid into the PRP group $38,000 in 1993, $271,000 in 1994, $150,000 in 1997, $50,000
        in 1998 with a cash call contribution payable balance of $18,000. Currently the Company carries a short-term liability of $100,000 and long-term liability of $1,497,000.

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

        The Shula bankruptcy plan reorganization and stipulated settlement were approved by the Bankruptcy Court on December 10, 1996. In April 1997 Shula Inc. made a principal payment of $15,000 and interest of $2,000. Since collection remained doubtful the Company recognized income from recovery of bad debt as interest payments were received through February of 1998. In September 1998 the Company entered into an agreement to accept a discount if payment of $150,000 was received the Company would in turn issue a Full Reconveyance. The Shula property was sold in October 1998 and the Company received $100,000 in September and $50,000 in October 1998. Sun Sail Development Company has released Shula Inc. from any and all known obligations, as of October 8, 1998.

        The Company is named as a defendant in a sexual Harassment case involving two of its employees at one of the Out patient Clinics. The case was previously decided in the Company's favor but this was set aside in the Appeals Court decision. The case will go trial again late 1999.


ITEM 5: Other Information
        -----------------

        None


ITEM 6: Exhibits and Reports on Form 8-K
        --------------------------------

        No reports on form 8-K were filed during the quarter ended September 30, 1998.

        Note however that on November 12, 1998 an 8K was filed covering the recent death of the former Chairman of the Board Patrick J. Frawley.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FRAWLEY CORPORATION
                               ---------------------------------------
                                            (REGISTRANT)





  Date:       January 11, 1999         By: /s/ Michael P. Frawley
       ----------------------------       ------------------------------
                                          Michael P. Frawley, President
                                          Authorized Officer and Chief
                                          financial Officer)