Form 10KSB
period 1998-12-31
FRAWLEY CORP
filed 1999-05-10
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
OF 1934

For the fiscal year ended                December 31, 1998
                         ----------------------------------------------------
                                       OR

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

Title of each class
-------------------

Common Stock, par value $1.00 per share
---------------------------------------


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO_____
   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.      X
                                       -----

Revenues from continuing operations as of December 31, 1998: $2,853,000

The Company's stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of December 31, 1998.

Number of shares of Common Stock outstanding as of March 20, 1999: 1,222,905 shares.

Documents incorporated by reference - portions of the Information Statement to be filed with the Securities and Exchange Commission in connection with the Annual Election of Directors are incorporated by reference into Part III hereof.

Total number of pages, including cover page and exhibits 29.

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

               The patients usually remain for a basic treatment of approximately 14 days consisting of an initial admission of 10 days followed by two reinforcement stays lasting 1 to 2 days each, generally 2 weeks and 6 weeks after the initial discharge. Additionally, patients receive two years of aftercare services and may return for post-reinforcement treatment as needed. Patients requiring detoxification may require one to four days additional hospitalization during their initial admission. Treatment consists of four principal aspects: (1) a detoxification period, during which the patient is medically withdrawn from alcohol and or drugs; (2) conditioned-reflex aversion treatment; during this treatment patients are furnished alcoholic beverages or synthetic drugs under circumstances which produce an unpleasant reaction for the purpose of inducing an aversion; (3) sodium pentothal interviews; and (4) professional aftercare counseling. The hospital is under the direction of a full-time physician. In addition, other physicians, registered nurses and specially trained counselors are on staff.

               Company Owned outpatient Programs. During 1998, the Company operated three outpatient chemical dependency treatment centers located in the state of Washington, one of which was closed at the end of 1998. The outpatient program is designed to meet the individual needs of the patient; accordingly, a patient may be in a program for up to two years. Each location is under the direction of specially trained chemical dependency counseling staff.

               Company Owned Centers.   The Company also owned and operated,
               under the name of Schick Centers, one center for stop-smoking services. The one center located in California was closed in March of 1998.

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

               Limitations imposed by insurance carriers on their coverage and lower reimbursement rates for chemical dependency treatment plus increased competition in all market areas served by the hospital have effected the occupancy level. Competition from utilization programs (which review the utilization of health care by insureds in order to reduce unnecessary medical expenses) and managed care systems (which systems provide health care coverage only with certain, identified providers who have contracted with the system to provide these services) continue to impact the Company's ability to attract patients.

               Utilization programs have resulted in many mental health services (including chemical dependency services) being denied for coverage by insurance companies and either not provided to an insured or not paid for by the insurance carrier. Managed care systems have severely limited the ability of patients to select the health care provider, as only treatment services provided by
               the system's providers are covered by insurance.   Accordingly,
               many patients who seek treatment at the Company's hospital are unable to be treated there, as the Company is not a provider in the managed care network in which that potential patient
               participates.   Since the Company has not successfully contracted
               managed care systems to provide chemical dependency treatment services to the insured covered by that system, the potential population of patients for the Company's hospital has decreased. Another trend in the health care industry which has affected the Company's Specialized Health Services is the general reduction in benefits offered by employers to employees for mental health care, which includes chemical dependency treatment. Furthermore, insurance carriers are increasing their pre-authorization admission review activities, resulting in substantially fewer approved admissions
               to the hospital.   The Company believes that these trends  are
               escalating and are causing significant problems to the profitability of the Company's Specialized Health Services
               business.   Since the individuals treated at the Company's
               hospital have significantly reduced levels of insurance coverage, the patient's balance owing after insurance payment has increased substantially thereby increasing collection risks. Additionally, insurance carriers have increased the time period required to review claims, thereby delaying payment and increasing the accounts receivable. Another factor affecting the chemical dependency treatment industry is that insurance carriers, in their efforts to manage the costs of chemical dependency treatment, have caused an increase in the utilization of out-patient services, due to the lower cost of providing chemical dependency services on an outpatient basis. The Company currently has two outpatient facilities (See Company Owned Outpatient Programs above).

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

________________________________________________________________________________

Real Estate         The Company's real estate consists of approximately 145
               acres of largely undeveloped land in the Santa Monica mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $3,134,000 as of the end of 1998, and are subject to mortgage debt, held by five stockholders and a third party, aggregating approximately $1,639,000. The Company continues to invest resources in the real estate and it will continue its efforts to sell the land.

               (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).
________________________________________________________________________________

Employees      Frawley Corporation and its subsidiaries employ an aggregate of approximately 69 persons and management believes that employee relations are satisfactory.
________________________________________________________________________________

Impact of      See "Management's Discussion and Analysis of Financial
Year 2000      and Results of Operations-Impact of Year 2000."
--------------------------------------------------------------------------------

Item 2.  Properties
-------------------

               The principal facilities used by Frawley Corporation and its subsidiaries in their businesses include the one owned property described below. Other facilities are rented under leases expiring on various dates through December 2001. Currently, these leased facilities include approximately 900 square feet of office space in Agoura Hills, California serving as the general offices of Frawley Corporation and Sun Sail Development, Inc.

               The Corporation also subleased approximately 6,700 square feet of office space in Encino, California, to Circle Media and Wilshire Cellular Inc. Both the Encino lease and the related subleases expired in May, 1998.

               Specialized Health Services. In addition to the general offices described above, the hospital subsidiary of the Company is in Seattle, Washington (approximately 22,000 square feet). The outpatient chemical dependency programs located in the state of Washington consist of two leased locations ranging from approximately 1,300 to 2,400 square feet each. (For a description of investment properties, see Item 1. Business - Real Estate).

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

               On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated Cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share.

               In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRP's consented to it, as well as the allocation of costs, and the consent decree was approved by the Court.

                As of December 31, 1998, the Company had paid over $500,000 into the PRP group and had a cash call contribution Payable of $47,000. In addition, they carried accrued short-term and long-term liabilities of $121,000 and $1,497,000, respectively.

          In 1991, Sun Sail Development Company sold 23 acres to Shula Inc.
          for $1,000,000, $600,000 in cash and a $400,000 note secured by a second Deed of Trust on the 23 acres. In 1994 Shula Inc. filed for protection under Chapter 11 Bankruptcy Code. Sun Sail Development wrote off the $400,000 note due to the bankruptcy filing. In 1996 Shula attempted to disallow Sun Sail as a secured creditor. Also in 1996, Sun Sail Development settled the matter by agreeing to a $300,000 note due in eight years at 10% interest payable in installments of $2,000 per month. The balance of the interest and principal was due at maturity. The note continued to be secured by a second Deed of Trust behind a $875,000 first Deed of Trust. The Shula bankruptcy plan reorganization and stipulated settlement were approved by the Bankruptcy Court on December 10, 1996. In April 1997 Shula Inc. made a principal payment of $15,000 and interest of $2,000. Since collection remained doubtful, the Company recognized income from recovery of bad debt as interest payments were received through February of 1998. In September 1998 the Company entered into an agreement to accept a discount if payment of $150,000 was received. The Company would in turn issue a Full Reconveyance. The Shula property was sold in October 1998 and the Company received $100,000 in September and $50,000 in October, 1998. Sun Sail Development Company has released Shula Inc. from all known obligations, as of October 8, 1998.

          The Company is in dispute with its 1988 licensee over the trademark "Classics Illustrated." In 1998, The Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. In the license agreement the Company notified the licensee that the licensee would have to investigate the international trademark involving "Classics Illustrated." Management does not foresee any significant risk in connection with the case.

          The Company is named as a defendant in a sexual harassment case involving two of its employees at one of the out patient clinics. The case was previously decided in the Company's favor but this was set aside in the appeals court decision. The case is expected to go to trial again in late 1999. Management does not believe there to be any merit to the case and does not foresee any significant risk. All costs to date have been paid by the Company's insurance.

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

               The approximate number of holders of record for Frawley Corporation's Common Stock as of March 20, 1999 was 898.

               No dividends have been paid in the periods shown above.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Overall        Net operating revenues from continuing operations for the Company
Sumary         increased $329,000, or approximately 13% in 1998 when compared to
               1997. Net loss is $(265,000) in 1998 compared to a $(478,000) net loss in 1997. Interest expense in 1998 was $256,000 compared to $255,000 in 1997. Selling, general and administrative expenses increased to $1,060,000 from $954,000 in 1997.

Specialized    Revenues from  Specialized  Health  Services  chemical dependency
Health         hospital and contract units increased by  12% in 1998 compared
Services       to 1997. The increase is attributable to growth in former patient referrals, for which the Company is increasing its follow-up efforts in re-contacting former patients. Additionally, the Company is spending more in outreach marketing to attract new patients. Specialized Health Service income before interest expense was $301,000 in 1998 when compared to $40,000 in 1997, Competition from other treatment programs intensified during 1998 and 1997, together with stronger emphasis by insurance carriers on outpatient treatment instead of inpatient programs.

               The Company plans to continue to improve operations through additional reduction in overhead and increasing the patients in both inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.

Real Estate    In the first quarter, the Company entered into an agreement to sell one parcel of land which sold in May 1998 for $102,000. The
               Company was able to retire some related debt and recognized a loss of $80,000 on the sale of real estate property. The real estate operating loss before interest expense was $30,000 in 1998 when compared to a loss of $82,000 in 1997. Real estate losses continued as the Company incurs carrying costs, improvements to property and litigation cost associated with particular properties.

               The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale. Management is confident the real estate market will continue to improve along with overall economic conditions in Southern California and anticipates recovery of the required investments.

Impact of      At this time, the Company  is reviewing its year 2000 compliance.
Year 2000      The Company has sought confirmation from its vendors, suppliers and consultants that the equipment now used by the company will go through the year 2000 without problems. Also, the Company has tested the programs that support the 401k Plan supported and managed by Merrill Lynch. Additionally, the Company has received written confirmation that Merrill Lynch has tested the programs that support the 401K investment and accounting systems and believes that they will go through the year 2000 without any major difficulty.

________________________________________________________________________________
Liquidity and
Capital
Resources      The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

               Real Estate and Corporate overhead continue to produce losses which the operating business is unable to absorb. The required investments in real estate are currently funded from loans.

          During 1998 and 1997 the Company incurred additional debt in the amounts of $175,000 and $241,000, respectively. The notes are with related parties, bear interest at 10%, and are due in 1999. The funds were use to meet working capital requirements, and are secured by the hospital and real estate investments.

          The Company has settled certain lawsuits and therefore has reduced the cash required to support these efforts. The Company has an outstanding $47,000 cash call for contributions to the Chatham Brothers toxic waste cleanup lawsuit. The Company intends to meet this obligation from loans and real estate sales.

          Management intends to raise capital for the health care business by seeking partners in health care and selling real estate. The limited resources available to the Company will be directed at revitalization of the health care business and the continued elimination of non-producing assets and overhead.

          The following measurements indicate the trends in the Company's liquidity from continuing operations:

          December 31,                               1998           1997
          ------------                          ------------   ------------
          Working capital (deficiency)          ($3,109,000)     ($2,187,000)
          Current ratio                           (.18 to 1)       (.25 to 1)

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

                                    PART IV

Item 13.  Financial Statements, Exhibits and Reports on Form 8-K.
-----------------------------------------------------------------------------------------------------
(a)    1.   List of Financial Statements:                                          Page Numbers
                                                                                   ------------

            Independent Auditors' Report                                                 F1
            Financial Statements
               Consolidated Balance Sheet
               as of December 31, 1998                                                   F2-F3
            Financial Statements for the Years
            Ended December 31, 1998 and 1997
               Consolidated Statements of
               Operations                                                                F4
               Consolidated Statements of
               Stockholders' Deficit                                                     F5
               Consolidated Statements of
               Cash Flows                                                                F6
               Notes to Consolidated Financial
               Statements                                                                F7-F15

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

                              Frawley Corporation
--------------------------------------------------------------------------------
                                  (Registrant)

By:  /s/ Michael P. Frawley
   ----------------------------------------------------------------------------
     Michael P. Frawley, CEO and Chairman of the Board

Date                           May 6, 1999
     ---------------------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Michael P. Frawley
   -----------------------------------------------------------------------------
Michael P. Frawley, CEO and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)

                                  May 6, 1999
-------------------------------------------------------------------------------
                                    (Date)

By: /s/ Eileen Callahan
   ----------------------------------------------------------------------------
Eileen Callahan, Vice President and Secretary

                                  May 6, 1999
-------------------------------------------------------------------------------
                                    (Date)

LaRue, Corrigan & McCormick

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Frawley Corporation
Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Frawley Corporation and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The 1998 and 1997 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management's plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

La Rue, Corrigan & McCormick
Woodland Hills, California
May 3, 1999

                                       F1

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998


                                                          ASSETS
                                                       ------------

CURRENT ASSETS

  Cash                                                 $    16,000
  Accounts receivable (net of
     allowances of $542,000)                               514,000
  Prepaid expenses and deposits                            135,000
                                                       -----------

     TOTAL CURRENT ASSETS                                  665,000
                                                       -----------

OTHER ASSETS
  Long-term accounts receivable (net of
     allowance of $63,000) (Note 4)                         79,000
  Real estate investments, net (Notes 3, 6 and 8)        3,134,000
                                                       -----------

     TOTAL OTHER ASSETS                                  3,213,000
                                                       -----------

PROPERTY AND EQUIPMENT (Note 6)
  Land                                                     111,000
  Building and improvements                                862,000
  Machinery and equipment                                  653,000
  Furniture and fixtures                                     5,000
                                                       -----------
     TOTAL                                               1,631,000

  Less accumulated depreciation                         (1,168,000)

     TOTAL PROPERTY AND EQUIPMENT                          463,000
                                                       -----------

TOTAL                                                  $ 4,341,000
                                                       ===========




                See notes to consolidated financial statements.
                                       F2

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders (Notes 3 and 6)          $  2,529,000
  Accounts payable and accrued expenses                     1,040,000
  Environmental reserve (Note 8)                              121,000
  Unearned revenue                                             84,000
                                                         ------------

          TOTAL CURRENT LIABILITIES                         3,774,000

LONG-TERM LIABILITIES
  Notes payable                                                70,000
  Environmental reserve (Note 8)                            1,497,000
                                                         ------------

          TOTAL LONG TERM LIABILITIES                       1,567,000

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8 AND 9)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $1 per share:
    authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
    authorized, 6,000,000 shares, issued
    1,414,217 shares                                        1,414,000
  Capital surplus                                          16,986,000
  Accumulated deficit                                     (18,639,000)

                                                             (239,000)
  Less common stock in treasury,
    191,312 shares (at cost)                                 (761,000)
                                                         ------------

          TOTAL STOCKHOLDERS' DEFICIT                      (1,000,000)
                                                         ------------

TOTAL                                                    $  4,341,000
                                                         ============



                See notes to consolidated financial statements.
                                       F3

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997




REVENUES:
  Net operating revenues                              $2,853,000   $     2,524,000
  Gain on settlement of note receivable (Note 8)         150,000            -
                                                      ----------   ---------------
      TOTAL REVENUE                                    3,003,000         2,524,000

COSTS AND EXPENSES:
  Cost of operations                                   1,793,000         1,793,000
  Selling, general and administrative
   expenses (Note 9)                                   1,060,000           954,000
  Environmental remediation (Note 8)                      79,000            -
  Loss on sale of real estate                             80,000            -
  Interest expense, net (Note 3)                         256,000           255,000
                                                      ----------   ---------------

      TOTAL COSTS AND EXPENSES                         3,268,000         3,002,000
                                                      ----------   ---------------

NET (LOSS) INCOME                                     $(  265,000) $      (478,000)
                                                       ==========   ===============

NET (LOSS) INCOME PER SHARE:
 Continuing operations                                $     (0.22) $         (0.39)
                                                      -----------  ---------------
                                                      $     (0.22) $         (0.39)
                                                      -----------  ---------------

Weighted average number of
common shares outstanding                               1,222,905        1,222,905
                                                      ===========  ===============


                See notes to consolidated financial statements.
                                       F4

                      FRAWLEY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                              Common Stock         Capital     Accumulated   Stock in
                              ------------
                             Shares    Amount      Surplus       Deficit      Treasury          Total
                             ------    ------      -------       -------      --------          -----
BALANCE,
  January 1, 1997         1,414,217   $1,414,000   $16,986,000   $(17,896,000)    $ (761,000)   $ ( 257,000)

  Net loss for the                                                   (478,000)                     (478,000)
   year                   _________   _________    __________     -----------     -----------   -----------

BALANCE,
  December 31, 1997       1,414,217    1,414,000    16,986,000    (18,374,000)      (761,000)      (735,000)

    Net loss for the                                                 (265,000)                     (265,000)
    year                  ________     _________    __________      ------------   ------------  -----------

BALANCE,
  December 31, 1998       1,414,217    1,414,000    16,986,000    (18,639,000)      (761,000)    (1,000,000)
                          =========    =========    ==========     ==========        =======      =========




                See notes to consolidated financial statements.
                                       F5

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998          1997
                                                    ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $   265,000)    $(478,000)
                                                    -----------     ---------
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Loss on sale of real estate investment                 80,000             -
  Depreciation                                           32,000        31,000
  Changes in operating assets and liabilities:
  Short and long-term accounts
     receivable, net                                    ( 7,000)       68,000
  Prepaid expenses and deposits                          38,000        (4,000)
  Notes Receivable discount                                   -        16,000
  Accounts payable and accrued expenses                  20,000      (343,000)
  Environmental reserve                                  21,000      (121,000)
  Unearned revenue                                      (55,000)       13,000
                                                     ----------     ---------
             TOTAL ADJUSTMENTS                          129,000      (340,000)
                                                     ----------

             Net cash used in
               operating activities                    (136,000)     (818,000)
                                                     ----------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real estate                     102,000             -
  Proceeds from notes receivable                         25,000       599,000
  Equipment purchases                                   (40,000)      (19,000)
  Payments for real estate improvements                 (90,000)      (62,000)
                                                     ----------     ---------
              Net cash provided by (used in)
              investing activities                     (  3,000)      518,000
                                                     ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term debt borrowings related party              175,000       241,000
  Repayment of borrowings                               (93,000)      (16,000)
                                                     ----------     ---------

             Net cash provided by
              financing activities                       82,000       225,000
                                                     ----------     ---------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                           (57,000)      (75,000)

CASH, BEGINNING OF PERIOD                                73,000       148,000
                                                     ----------     ---------

CASH, END OF PERIOD                                  $   16,000     $  73,000
                                                     ==========     =========

                See notes to consolidated financial statements.
                                       F6

FRAWLEY CORPORATION AND SUBSIDIARIES
____________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
________________________________________________________________________________

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

     Hospital Revenue - Certain operating revenues for the Company's Hospital
     ----------------
     are recorded under cost reimbursement agreements, principally Medicare, which are subject to audit and possible retroactive adjustment by third-party payors in order to arrive at the reimbursable cost of providing the medical services to the beneficiaries of these programs. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlements are reflected as charges or credits to operating results in the year in which the settlements are made.

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

2.   OPERATING RESULTS AND MANAGEMENT PLANS

     The Company's net loss for 1998 was $265,000 compared to a $478,000 net loss for 1997. The Corporation generates operating profits under the one standing hospital but continues to have unprofitable subsidiary operations. Working capital and operating cash flow continue to be negative.

     Management plans for 1998 include seeking partners for unit operations.

     The Company will continue its efforts to sell its real estate holdings and minimize additional investments which require borrowing. Management is also seeking other sources of long-term financing necessary for further reorganization.

     The Company's real estate investment consists of approximately 145 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The undeveloped real estate market in Southern California has been and continues to experience slow activity levels with some signs of a turn-around. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate.
                                       F8

     The value of the Company's undeveloped real estate in the Santa Monica Mountains has generally been affected by past economic conditions unique to California. The factors affecting the salability of the Company's property included the lack of Southern California development activities and general uncertainties in the economy. The economy and markets for this property have improved recently due to its unique characteristics. There are limited comparable sales of property in the area, however, based on the limited data available, management has estimated net realizable value of the property to be equal to or greater than the carrying value.


3.   RELATED PARTY TRANSACTIONS

     The Company has borrowed funds from the Chief Executive Officer and his relatives, as needed, to meet real estate investment and working capital needs. As of December 31, 1998 and 1997 the balances due were $2,529,000 and $2,447,000, respectively.

     The notes bear interest at 10%, are secured by real estate and become due in 1999.

4.   LONG-TERM ACCOUNTS RECEIVABLE

     As a result of insurance reimbursement restrictions, the Company has increasingly been forced to provide extended payment terms on the private balance of its patient accounts receivable balances. Such terms generally extend over one to three years and bear interest from 10% to 12%.




5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID DURING THE YEAR FOR:             1998          1997
                                                ----          ----

          Taxes paid                           $  4,000       $  7,000
          Interest paid                        $116,000       $186,000

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

     The entire balance was received during 1997.

     The Company also received principal payments of $52,000 in 1997 on the note receivable the sale of Twin Circle, and offered a discount of $16,000 if the balance of $25,000 could be paid off by December of 1997. The Company received the agreed payoff amount in January 1998 and still allowed the discount. The discount of $16,000 is included in selling, general and administrative expense for the year ended December 31, 1997.



6.   DEBT

     Short-term debt consists of the following:

     Notes payable to stockholders due in 1999, bearing
       interest at 10%, secured by real estate investments
       with a net book value of $3,134,000                   $  2,529,000
     Environmental reserve                                        121,000
                                                             ------------
     Short-term debt                                         $  2,650,000
                                                             ============

     Long-term debt consists of the following:

     Note payable to creditor due in 2001, bearing
       interest at 10%, secured by real estate               $     70,000
     Environmental reserve                                      1,497,000
                                                             ------------

     Long-term debt                                             1,567,000

                                                             ============

7.   COMMITMENTS AND CONTINGENCIES

     The Company conducts a portion of its operations from leased facilities, which include corporate offices and general offices for its specialized health services business and outpatients programs. All of the Company's leases are operating leases. The rental payments under these leases include the minimum rental expense along with the increase in the cost of living plus, in some instances, an annual adjustment to reflect the lessor's increased costs of operation.

                                      F10

     In 1996, the Company moved from larger Corporate office facilities to substantially smaller facilities which reflect the smaller operations. The Company subsequently entered into a sublease agreement with Wilshire Cellular. Under the terms of the agreement, Wilshire Cellular was liable for approximately 40% of the total rental expense of the Company's prior office premises. The total sublease income, under this agreement, was $20,000 and $47,000 for the years ended December 31, 1998 and 1997, respectively. The Company also continued to receive sublease rental income from Circle Media under a 1995 sublease agreement. Under such agreement Circle Media was liable for approximately 60% of the total rent expense of the Company's office premises in Encino, California. The total sublease income, under this agreement, was $45,000 and 107,000 for the years ended December 31, 1998 and 1997, respectively. The original lease and related sublease agreements expired in May, 1998.

     The following is a schedule, by year, of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year:


                                         Operating Leases
     Year Ending          ---------------------------------------
     December 31          Facilities         Equipment    Total
     -----------          ----------         ---------   --------
          1999            $ 70,000           $       0   $ 70,000
          2000            $ 72,000           $       0   $ 72,000
          2001            $ 40,000           $       0   $ 40,000
          Thereafter      $      0           $       0   $      0
                          --------           ---------   --------
             Total        $182,000           $       0   $182,000
                          ========           =========   --------

     Operations include rent expense of $116,000 in 1998 and $96,000 in 1997.

8.   LITIGATION

     The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated Cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP's consented decree was approved by the Court.

                                      F11

     As December 31, 1998, the Company paid over $500,000 into the PRP group and had a cash call contribution Payable of $47,000. In addition, they carried Accrued short-term and long-term liabilities of $120,000 and $1,497,000, respectively.

     In 1991, Sun Sail Development Company sold 23 acres to Shula Inc. for $1,000,000, $600,000 in cash and a $400,000 note secured by a second Deed of Trust on the 23 acres. In 1994 Shula Inc. filed for protection under Chapter 11 Bankruptcy Code. Sun Sail Development wrote off the $400,000 note due to the bankruptcy filing. In 1996 Shula attempted to disallow Sun Sail as a secured creditor. Also in 1996, Sun Sail Development settled the matter by agreeing to a $300,000 note due in eight years at 10% interest payable in installments of $2,000 per month. The balance of the interest and principal is due at maturity. The note continues to be secured by a second Deed of Trust behind a $875,000 first Deed of Trust. The Shula bankruptcy plan reorganization and stipulated settlement were approved by the Bankruptcy Court on December 10, 1996. In April 1997 Shula Inc. made a principal payment of $15,000 and interest of $2,000. Since collection remained doubtful, the Company recognized income from recovery of bad debt as interest payments were received through February of 1998. In September 1998 the Company entered into an agreement to accept a discount if payment of $150,000 was received the Company would in turn issue a Full Reconveyance. The Shula property was sold in October 1998 and the Company received $100,000 in September and $50,000 in October, 1998. Sun Sail Development Company has released Shula Inc. from all known obligations, as of October 8, 1998.

     The Company is in dispute with its 1988 licensee over the trademark "Classics Illustrated." In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. In the license agreement the Company notified the licensee that the licensee would have to investigate the international trademark involving "Classics Illustrated." Management does not foresee any significant risk in connection with the case.

     The Company is named as a defendant in a sexual harassment case involving two of its employees at one of the out patients clinics. The case was previously decided in the Company's favor but this was set aside in the appeals court decision. The case is expected to go to trial again in late 1999. Management does not believe there to be any merit to the case and does not foresee any significant risk. All costs to date have been paid by the Company's insurance.


                                     F12

9.   INCOME TAXES

     There is no provision for income taxes due to losses and the offset of loss carry forwards in 1998 and 1997, other than provisions for minimum state income taxes, which are included in selling, general and administrative expenses.

     Deferred tax assets and liabilities for federal income tax purposes at December 31, 1998 and 1997 consist of the following:



                                       1998           1997
                                   ------------   ------------
     Net operating loss
       carry forward               $ 3,947,000    $ 3,907,000
     Depreciation                     (141,000)      (141,000)
     Bad debt reserves                 206,000        204,000
     Toxic waste accrual               550,000        543,000
     Other reserves                    166,000        140,000
                                   -----------    -----------
                                     4,728,000      4,653,000
     Less valuation allowance       (4,728,000)    (4,653,000)
                                   -----------    -----------
                                   $         0    $         0
                                   ===========    ===========

     There was no provision for income taxes for the year ended December 31, 1998 or 1997.

     The Company has net operating loss carryforwards aggregating approximately $11,608,000, for federal income tax purposes, which expire in various years through 2013.

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

     Identifiable assets by industry are those assets that are used in the Company's operations in each segment and include principally cash (including negative book balances of the segment), property, plant and equipment and other assets used in the corporate management operations. Depreciation and capital expenditures from continuing operations, including investments in real estate, for the years ended December 31, 1998 and 1997 were:


                                    F13


                                                               Specialized
                                                                 Health        Real      Other
                                                                Services      Estate    Activity   Consolidated
                                                               -----------   --------   --------   ------------
     Depreciation:
     1998                                                          $32,000    $     0         $0       $ 32,000
     1997                                                          $31,000    $     0         $0       $ 31,000

     Capital expenditures and investments in real estate:
     1998                                                          $40,000    $90,000         $0       $130,000
     1997                                                          $19,000    $62,000         $0       $ 81,000

Segment information from continuing operations is as follows:

                                Specialized                   Corporate and
                                  Health          Real           Other
                                 Services        Estate         Activity     Consolidated
                                --------         ------         --------     ------------
Year Ended December 31, 1998
   Net operating
    revenues                       $2,849,000   $    1,000     $    3,000    $ 2,853,000
                                   ==========   ==========    ===========    ===========
   Income (loss) from
    operations                     $  301,000   $  (36,000)    $( 274,000)   $  (  9,000)
                                   ==========   ==========    ===========    ===========

   Interest expense, net                                                     $  (256,000)
                                                                             -----------
   Identifiable
    assets                         $1,177,000   $3,164,000    $         0    $ 4,341,000
                                   ==========   ==========    ===========    ===========

Year Ended December 31, 1997:

   Net operating
    revenues                       $2,469,000   $   31,000    $    24,000    $ 2,524,000
                                   ==========   ==========    ===========    ===========
   Income (loss) from
    operations                     $   40,000   $ ( 82,000)   $   180,000)   $   223,000)
                                   ==========   ==========    ===========    ===========

  Interest expense, net                                       $  (255,000)

  Identifiable
   assets                          $1,311,000   $3,227,000    $       0      $ 4,538,000




                                     F14

11.  EMPLOYEE BENEFIT PLANS

     Thrift and Profit Sharing Plan 401(k) - The Company sponsors a 401(k) plan
     -------------------------------------
     covering substantially all of its employees.  Contributions to the plan are made by the Company and participating employees. The covered employee contribution is equal to 2.5% of the employee's compensation. No contributions were made by the Company in 1998 and 1997 as contributions are discretionary.

                                      F15