Form 10-Q
period 1999-03-31
FRAWLEY CORP
filed 1999-08-20
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarterly period ended             March 31, 1999
                              --------------------------------------------------

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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
YES  X    NO
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                      Outstanding at March 20, 1999
--------------------------------------    --------------------------------------
   Common stock, par value $1                       1,222,905

                                         Total Number of Pages 11
                                                              -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I:  FINANCIAL INFORMATION                                PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     March 31, 1999 and December 31, 1998............................3

     Consolidated Statements of Operations -
     Three Months Ended March 31, 1999 and 1998......................4

     Consolidated Statements of Operations -
     Three Months Ended March 31, 1999 and 1998......................5

     Notes to Consolidated Financial Statements......................6

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations ...............7-8


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings .....................................9

     Item 5:  Other Information .....................................10

     Item 6:  Exhibits and Reports on Form 8-K.......................10


SIGNATURES...........................................................11

                         ITEM I:  FINANCIAL STATEMENTS

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                MARCH 31,       DECEMBER 31,
  ASSETS                                          1999              1998
  ------                                        ------------    ------------
                                                (Unaudited)
CURRENT ASSETS
 Cash                                           $     62,000    $     16,000
 Accounts receivable, net                            462,000         514,000
 Prepaid expenses and other deposits                 101,000         135,000
                                                ------------    ------------
  TOTAL CURRENT ASSETS                               625,000         665,000

 Long-term accounts receivable, net                   92,000          79,000
 Real estate investments, net                      3,153,000       3,134,000
Property, plant and equipment, net                   458,000         463,000
                                                ------------    ------------
  TOTAL ASSETS                                  $  4,328,000    $  4,341,000
                                                ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
 Notes payable to stockholders                  $  2,594,000    $  2,529,000
 Accounts payable and accrued expenses             1,062,000       1,040,000
 Environmental reserve                               154,000         121,000
 Unearned revenue                                    188,000          84,000
                                                ------------    ------------
  TOTAL CURRENT LIABILITIES                        3,998,000       3,774,000

LONG TERM LIABILITIES
 Notes payable                                        70,000          70,000
 Environmental reserve                             1,497,000       1,497,000
                                                ------------    ------------
  TOTAL LONG TERM LIABILITIES                      1,567,000       1,567,000

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share:
 Authorized, 1,000,000 shares; none issued
 Common stock, par value $1 per share;
 Authorized, 6,000,000 shares, issued
 1,414,217 shares                                  1,414,000       1,414,000
 Capital surplus                                  16,986,000      16,986,000
 Accumulated deficit                             (18,876,000)    (18,639,000)
                                                  ----------    ------------
                                                    (476,000)       (239,000)
 Less common stock in treasury,
 191,312 shares (at cost)                           (761,000)       (761,000)
                                                ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY                      (1,237,000)     (1,000,000)
                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY       $  4,328,000    $  4,341,000
                                                ============    ============

                 See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     1999         1998
                                                  ----------   ----------
REVENUES:

  Net revenues                                    $ 582,000    $ 645,000
                                                  ---------    ---------

COSTS AND EXPENSES:
  Cost of operations                                438,000      445,000
  Selling, general and administrative
   expenses                                         315,000      271,000
  Interest expense                                   66,000       69,000
                                                  ---------    ---------

      TOTAL COSTS AND EXPENSES                      819,000      785,000
                                                  ---------    ---------

NET LOSS                                          $(237,000)   $(140,000)
                                                  =========    =========

NET LOSS PER SHARE:
 Continuing operations                           $     (.19)   $    (.11)
                                                -----------    ---------
                                                       (.19)        (.11)
                                                 ==========    =========

Weighted average number of
common shares outstanding                         1,222,905    1,222,905
                                                 ==========    =========

                See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       1999         1998
                                                    ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(237,000)    $(140,000)
                                                    ---------     ---------
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                        7,000         8,000
    Disposals of property, plant and equipment
Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                                   39,000         4,000
  Prepaid expenses and deposits                        35,000        38,000
  Accounts payable and accrued expenses                55,000       (55,000)
  Unearned revenue                                    104,000        80,000
                                                    ---------     ---------

             TOTAL ADJUSTMENTS                        240,000        75,000
                                                    ---------     ---------
             Net cash used in
             operating activities                       3,000       (65,000)
                                                    ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                  (3,000)       (8,000)
  Refunds received on real estate                     (19,000)
                                                    ---------    ----------
             Net cash provided by
             investing activities                     (22,000)       (8,000)
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                           65,000         7,000
                                                    ---------     ---------
               Net cash provided or used by
             financing activities                      65,000         7,000
                                                    ---------     ---------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                          46,000       (66,000)

CASH, BEGINNING OF PERIOD                              16,000        73,000
                                                    ---------     ---------

CASH, END OF PERIOD                                 $  62,000     $   7,000
                                                    =========     =========

                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1999, the results of operations and changes in cash flow for the three months then ended.

NOTE 2: Revenues from continued operations for the three months ended March 31, 1999 totaled $582,000.

NOTE 3: The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results to be expected for the full year.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended March 31, 1999, operating revenues from Specialized Health Services decreased by $54,000 when compared to the same period in 1998. In 1999, the health care operation lost $77,000 as compared to a $27,000 loss in 1998. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company plans to continue to improve operations through additional reduction in overhead and increasing patients in both the inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.


Real Estate
-----------

The real estate operating loss during the quarter ended March 31, 1999 was $61,000 as compared to a loss of $51,000 for the same period in 1998. Real estate losses continue as the company incurs carrying costs, improvements required to sell the property.

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

The Seattle Hospital and outpatient treatment program reported a $77,000 loss for the three months ended March 31, 1999 compared to a $27,000 loss for the three months ended March 31, 1998. Management believes the results will continue as the Company continues to experience a transition from third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $800,000 is due September 1, 1999.

The Company continues to incur legal expenses and has an obligation in 1999 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

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

                          PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings
        -----------------

        The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control
        (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRP's consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of December 31, 1998, the Company had paid over $500,000 into the PRP group and had a cash call contribution payable of $47,000. In addition, they carried accrued short-term and long-term liabilities of $121,000 and $1,497,000 respectively.

        The company is in dispute with its 1988 licensee over the trademark "Classics Illustrated." In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. In the license agreement the Company notified the licensee that the license would have to investigate the international trademark involving "Classics Illustrated." Management does not foresee any significant risk in connection with the case.

        The Company is named as a defendant in a sexual harassment case involving two of its employees at one of the outpatient clinics. The case was previously decided in the Company's favor but this was set aside in the appeals court decision. The case is expected to go to trial again in late 1999. Management does not believe there to be any merit to the case and does not foresee any significant risk. All costs to date have been paid by the Company's insurance.

ITEM 5:  Other Information
         -----------------

         Related Party Transactions.

         In 1999, Michael P. Frawley, Chairman of the Board, loaned the Corporation funds to meet short term borrowing and operating expenses. The loans were secured by the Company's real estate. The following loans were made:

         February 5th, 1999               $25,000.00
         March 19th, 1999                  40,000.00


ITEM 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         None

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             FRAWLEY CORPORATION
                                   ---------------------------------------
                                                (REGISTRANT)



Date:       July 21, 1999            By: /s/ Michael P. Frawley
     -------------------------          -----------------------------------
                                             Michael P. Frawley
                                              (Authorized Officer and CEO
                                                 and Chairman of the Board)