Form 10-Q
period 1999-06-30
FRAWLEY CORP
filed 1999-10-21
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
ACT OF 1934

For the quarterly period ended                June 30, 1999
                               -------------------------------------------------

                                      OR

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Class                            Outstanding at June 30, 1999
-----------------------------------  -------------------------------------------
  Common stock, par value $1                       1,222,905

                                              Total Number of Pages 12
                                                                   ----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX




PART I:  FINANCIAL INFORMATION                                          PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     June 30, 1999and December 31, 1998..................................  3

     Consolidated Statements of Operations -
     Three Months Ended June 30, 1999and 1998............................  4

     Consolidated Statements of Operations -
     Six Months Ended June 30, 1999and 1998..............................  5

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1999and 1998..............................  6

     Notes to Consolidated Financial Statements..........................  7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations....................  8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings..........................................  10

     Item 5:  Other Information .........................................  11

     Item 6:  Exhibits and Reports on Form 8-K...........................  11


SIGNATURES ..............................................................  12

                         ITEM I:  FINANCIAL STATEMENTS
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                JUNE 30      DECEMBER 31,
    ASSETS                                        1999          1998
    ------                                    ------------   ------------
                                              (Unaudited)
CURRENT ASSETS
 Cash                                         $     60,000   $     16,000
 Accounts receivable, net                          428,000        514,000
Prepaid expenses and other deposits                121,000        135,000
                                              ------------   ------------
   TOTAL CURRENT ASSETS                            609,000        665,000

 Long-term accounts receivable, net                 91,000         79,000
 Real estate investments, net                    3,195,000      3,134,000
 Property, plant and equipment, net                488,000        463,000
                                              ------------   ------------
    TOTAL ASSETS                              $  4,383,000   $  4,341,000
                                              ============   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES
 Notes payable to stockholders                $  2,789,000   $  2,529,000
 Accounts payable and accrued expenses           1,113,000      1,040,000
 Environmental Reserve                             117,000        121,000
 Unearned revenue                                   57,000         84,000
                                              ------------   ------------
    TOTAL CURRENT LIABILITIES                    4,076,000      3,774,000

LONG TERM LIABILITIES

 Notes Payable                                      70,000         70,000
 Environmental Reserve                           1,497,000      1,497,000
                                              ------------   ------------

    TOTAL LONG TERM LIABILITIES                  1,567,000      1,567,000

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share:
 Authorized, 1,000,000 shares; none issued
 Common stock, par value $1 per share;
 Authorized, 6,000,000 shares, issued
 1,414,217 shares                                1,414,000      1,414,000
 Capital surplus                                16,986,000     16,986,000
 Accumulated deficit                           (18,899,000)   (18,639,000)
                                              ------------   ------------

                                                  (499,000)      (239,000)
 Less common stock in treasury,
 191,312 shares (at cost)                         (761,000)      (761,000)
                                              ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                  (1,260,000)    (1,000,000)
                                              ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY     $  4,383,000   $  4,341,000
                                              ============   ============

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended
                                                       June 30,
                                                 ----------------------
                                                     1999        1998
                                                 ----------------------
REVENUES:

  Net revenues                                   $  767,000  $  754,000
                                                 ----------  ----------

COSTS AND EXPENSES:
  Cost of operations                                449,000     416,000
  Selling, general and administrative
   expenses                                         273,000     360,000
  Interest expense                                   68,000      62,000
                                                 ----------  ----------

          TOTAL COSTS AND EXPENSES                  790,000     838,000
                                                 ----------  ----------

LOSS FROM CONTINUING OPERATIONS                     (23,000)    (84,000)

NET LOSS                                         $  (23,000) $  (84,000)
                                                 ==========  ==========

NET LOSS PER SHARE:
  Continuing operations                          $     (.02) $     (.07)
                                                 ==========  ==========

Weighted average number of
common shares outstanding                         1,222,905   1,222,905
                                                 ==========  ==========


                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Six Months Ended
                                                June 30,
                                        ------------------------
                                           1999         1998
                                        ------------------------
REVENUES:
Net Revenues                            $ 1,349,000  $ 1,399,000
                                        -----------  -----------

          TOTAL REVENUES                  1,349,000    1,399,000

COSTS AND EXPENSES:
Cost of operations                          887,000      861,000
Selling, general and administrative
  expenses                                  588,000      631,000
Interest expense                            134,000      131,000
                                        -----------  -----------

          TOTAL COST AND EXPENSES         1,609,000    1,623,000
                                        -----------  -----------

NET LOSS                                $  (260,000)    (224,000)
                                        ===========  ===========

NET LOSS INCOME PER SHARE:
 Continuing operations                  $     (0.21) $     (0.18)
                                        ===========  ===========

Weighted average number of
 common shares outstanding                1,222,905    1,222,905
                                        ===========  ===========

                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   Six Months Ended
                                                                        June 30,
                                                            ---------------------------------
                                                                1999                1998
                                                            -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $    (260,000)      $    (224,000)
                                                            -------------       -------------
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Loss on sale of real estate property                                                 79,000
  Write down of long term debt
  Write down of Advertising expense
  Depreciation                                                     16,000              16,000
Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                                               74,000              59,000
  Prepaid expenses and deposits                                    15,000              30,000
  Accounts payable and accrued expenses                            69,000            (106,000)
  Unearned revenue                                                (27,000)             29,000
                                                            -------------       -------------

          TOTAL ADJUSTMENTS                                       147,000             107,000
                                                            -------------       -------------
          Net cash used in
          operating activities                                   (113,000)           (117,000)
                                                            -------------       -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Equipment purchases                                            (42,000)            (17,000)
   Long term debt paydown                                                             (87,000)
   Payments for real estate investments                           (61,000)            (16,000)
   Proceeds from sale of real estate properties                                       103,000
                                                            -------------       -------------
          Net cash provided by
          investing activities                                   (103,000)            (17,000)
                                                            -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt borrowings                                      260,000             101,000

          Net cash provided or used by
          financing activities                                    260,000             101,000
                                                            -------------       -------------
Net cash used for continuing operations                            44,000             (33,000)
                                                            -------------       -------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                      44,000             (33,000)

CASH, BEGINNING OF PERIOD                                          16,000              73,000
                                                            -------------       -------------

CASH, END OF PERIOD                                         $      60,000       $      40,000
                                                            =============       =============

                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1999, the results of operations and changes in cash flow for the six months then ended.

NOTE 2: Revenues from continued operations for the six months ended June 30, 1999 totaled $1,349,000.

NOTE 3: The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of results to be expected for the full year.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended June 30, 1999, operating revenues from Specialized Health Services increased by $13,000 when compared to the same period in 1998. In 1999, the health care operation reported a $74,000 profit compared to a $120,000 profit in 1998. For the six months ended June 30, 1999 Net Revenue was $1,349,000 compared to 1,399,000 in 1998. The 1999 profit of $16,000 compared unfavorably to the 1998 profit of $94,000. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company is currently seeking an investor to fund marketing and expansion of the health care services or a purchaser for the subsidiary.


Real Estate
-----------

For the quarter ended June 30, 1999 Real Estate Operations loss was $65,000 compared to a loss in 1998 of $153,000. During the first six months of this year Real Estate losses was $126,000 as compared to a loss of $204,000 for the same period in 1998. Real estate losses continue as the company incurs carrying costs, improvements required to sell the property.

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

The Seattle Hospital and outpatient treatment program reported a $16,000 profit for the six months ended June 30, 1999 compared to a $94,000 profit for the six months ended June 30, 1998. Management believes the results will continue as the company goes through the transition from third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $800,000 was due September 1, 1999.

Management is negotiating a loan extension on this note and has received a verbal extension through December 31, 1999.

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

        The company is in dispute with its 1988 licensee over the trademark "Classic Illustrated." In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. In the license agreement the Company notified the licensee that the license would have to investigate the international trademark involving "Classics Illustrated." Management does not foresee any significant risk in connection with the case.

        The Company is named as a defendant in a sexual harassment case involving two of its employees at one of the outpatient clinics. The case was previously decided in the Company's favor but this was set aside in the appeals court decision. The case is expected to go to trial again in November 1, 1999. Management does not believe there to be any merit to the case and does not foresee any significant risk. All costs to date have been paid by the Company's insurance.

ITEM 5: Other Information
        -----------------

        Related Party Transactions.

        In 1999, Michael P. Frawley, Chairman of the Board, loaned the Corporation funds to meet short term borrowings and operating expenses. The loans were secured by the Compan'ys real estate. The following loans were made:

        May 10/th/, 1999           $ 40,000.00
        June 9/th/, 1999             30,000.00

ITEM 6: Exhibits and Reports on Form 8-K
        --------------------------------

        No reports on form 8-K were filed during the quarter ended June 30, 1999.

        Exhibit 27 - Financial Data Schedule

                                  SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FRAWLEY CORPORATION
                               ---------------------------------------
                                           (REGISTRANT)





  Date:     October 14, 1999          By: /s/ Michael P. Frawley
       ----------------------------       ----------------------------------
                                           MICHAEL P. FRAWLEY, President
                                           (Authorized Officer and Chief
                                           Financial Officer)