Form 10-Q
period 1999-09-30
FRAWLEY CORP
filed 1999-11-23
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
ACT OF 1934

For the quarterly period ended                 September 30, 1999
                              --------------------------------------------------

                                      OR

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              _________________________  _______________________

Commission File Number            1-6436
                      --------------------------------


                              FRAWLEY CORPORATION
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                     95-2639686
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION             (I.R.S. EMP I.D. NO)
               OR ORGANIZATION)

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
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                         Outstanding at September 30, 1999
-----------------------------------     ----------------------------------------
    Common stock, par value $1                          1,222,905

                                              Total Number of Pages 12
                                                                   -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I:  FINANCIAL INFORMATION                                       PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     September 30, 1999 and December 31, 1998.........................     3

     Consolidated Statements of Operations -
     Three Months Ended September 30, 1999 and 1998...................     4

     Consolidated Statements of Operations -
     Nine Months Ended September 30, 1999 and 1998....................     5

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1999 and 1998....................     6

     Notes to Consolidated Financial Statements.......................     7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations.................   8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings.......................................    10

     Item 5:  Other Information.......................................    11

     Item 6:  Exhibits and Reports on Form 8-K........................    11


SIGNATURES............................................................    12

                         ITEM I:  FINANCIAL STATEMENTS
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                              SEPTEMBER 30,   DECEMBER 31,
   ASSETS                                         1999           1998
   ------                                     -------------   ------------
                                               (Unaudited)
CURRENT ASSETS

 Cash                                         $      27,000   $     16,000
 Accounts receivable, net                           418,000        514,000
 Prepaid expenses and other deposits                112,000        135,000
                                              -------------   ------------
  TOTAL CURRENT ASSETS                              557,000        665,000

 Long-term accounts receivable, net                  34,000         79,000
 Real estate investments, net                     2,952,000      3,134,000
 Property, plant and equipment, net                 484,000        463,000
                                              -------------   ------------
   TOTAL ASSETS                               $   4,027,000   $  4,341,000
                                              =============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
 Notes payable to stockholders                $   2,853,000   $  2,529,000
 Accounts payable and accrued expenses            1,099,000      1,040,000
 Environmental reserve                               31,000        121,000
 Unearned revenue                                    48,000         84,000
                                              -------------   ------------
   TOTAL CURRENT LIABILITIES                      4,031,000      3,774,000

LONG TERM LIABILITIES
 Notes Payable                                       70,000         70,000
 Environmental Reserve                            1,497,000      1,497,000
                                              -------------   ------------
   TOTAL LONG TERM LIABILITIES                    1,567,000      1,567,000

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share:
 Authorized, 1,000,000 shares; none issued
 Common stock, par value $1 per share;
 Authorized, 6,000,000 shares, issued
 1,414,217 shares                                 1,414,000      1,414,000
 Capital surplus                                 16,986,000     16,986,000
 Accumulated deficit                            (19,210,000)   (18,639,000)
                                              -------------   ------------
                                                   (810,000)      (239,000)
 Less common stock in treasury,
 191,312 shares (at cost)                          (761,000)      (761,000)
                                              -------------   ------------
   TOTAL STOCKHOLDERS' EQUITY                    (1,571,000)    (1,000,000)
                                              -------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   4,027,000   $  4,341,000
                                              =============   ============

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended
                                              September 30,
                                         --------------------------
                                            1999           1998
                                         ----------      ----------
REVENUES:
  Net  revenue                           $  620,000      $  845,000
  (Loss) from sale of real estate           (22,000)        (80,000)
                                         ----------      ----------
          TOTAL REVENUES                    598,000         765,000

COSTS AND EXPENSES:
  Cost of operations                        434,000         492,000
  Selling, general and administrative
   expenses                                 402,000         167,000
  Interest expense                           73,000          67,000
                                         ----------      ----------

          TOTAL COSTS AND EXPENSES          909,000         726,000
                                         ----------      ----------

NET INCOME(LOSS)                         $ (311,000)     $   39,000
                                         ==========      ==========

NET INCOME(LOSS) PER SHARE:
  Continuing operations                       $(.25)     $     (.03)
                                         ==========      ==========

Weighted average number of
common shares outstanding                 1,222,905       1,222,905
                                         ==========      ==========


                See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               1999           1998
                                                           -----------    -----------
REVENUES:
Net Revenues                                                $1,969,000     $2,244,000
(Loss) from sale of real estate                                (22,000)       (80,000)
                                                           -----------    -----------
     TOTAL REVENUES                                          1,947,000      2,164,000

COSTS AND EXPENSES:
Cost of operations                                           1,321,000      1,353,000
Selling, general and administrative
  expenses                                                     990,000        798,000
Interest expense                                               207,000        198,000
                                                           -----------    -----------

             TOTAL COST AND EXPENSES                         2,518,000      2,349,000
                                                           -----------    -----------

NET LOSS                                                   $  (571,000)   $  (185,000)
                                                           ===========    ===========

NET (LOSS) PER SHARE:
 Continuing operations                                     $     (0.47)   $     (0.15)
                                                           ===========    ===========


Weighted average number of
 common shares outstanding                                   1,222,905      1,222,905
                                                           ===========    ===========


                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Nine Months Ended
                                                         September 30,
                                                   ------------------------
                                                       1999          1998
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                                    $(571,000)   $(185,000)
                                                   -----------  -----------
Adjustments to reconcile net loss to net
  cash used in non-operating activities:
  Loss on sale of real estate investment               (22,000)      80,000
  Write down of real estate investments                343,000
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                          24,000       24,000
  Changes in operating assets and liabilities:
  Short and long-term accounts
     receivable, net                                   140,000      118,000
  Prepaid expenses and deposits                         24,000       12,000
  Accounts payable and accrued expenses                 59,000     (120,000)
  Notes payable write down
  Unearned revenue                                     (36,000)      30,000
                                                   -----------  -----------

             TOTAL ADJUSTMENTS                         532,000      144,000
                                                   -----------  -----------
             Net cash used in
               operating activities                    (39,000)     (41,000)
                                                   -----------  -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                  (45,000)     (39,000)
  Environmental reserve paydown                        (90,000)
  Payments for real estate improvements               (161,000)     (35,000)
                                                   -----------  -----------
              Net cash provided by
              investing activities                    (296,000)     (74,000)
                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt borrowings                           374,000      101,000
  Proceeds from sale of real estate                     22,000      103,000
  Repayment of borrowings                              (50,000)     (99,000)
                                                   -----------  -----------
             Net cash provided or (used in)
              financing activities                     346,000      105,000
                                                   -----------  -----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                          (11,000)     (10,000)

CASH, BEGINNING OF PERIOD                               16,000       73,000
                                                   -----------  -----------

CASH, END OF PERIOD                                  $  27,000    $  63,000
                                                   ===========  ===========


                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1999, the results of operations and changes in cash flow for the nine months then ended.

NOTE 2: Revenues from continued operations for the nine months ended September 30, 1999 totaled $1,969,000 compared to $2,244,000 for 1998.
          Operating loss results for 1999 were $571,000 as compared to $185,000 in 1998.

NOTE 3: The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of results to be expected for the full year.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended September 30, 1999, operating revenues from Specialized Health Services decreased by $173,000 when compared to the same period in 1998. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company is currently seeking an investor to finance marketing and expansion of the health care services or a purchaser for this subsidiary.


Real Estate
-----------

The real estate operating loss during the quarter ended September 30, 1999 was $233,000 when compared to a loss of $165,000 for the same period in 1998. Real estate losses continue as the company incurs carrying costs and improvements required to sell the properties.

In the third quarter, the Company sold a 10 Acre parcel for $321,000.

The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale.

The Los Angeles County Regional Planning Commission which governs real estate development has announced that they will have public hearings to review a plan to down zone undeveloped land in the Santa Monica Mountains. The effect of this plan is not clear yet.

Liquidity and Capital Resources
-------------------------------

The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

The Seattle Hospital and outpatient treatment programs reported a net operating loss of $14,000 for the nine months ended September 30, 1999 compared to a $135,000 profit for the same period in 1998. Management believes these results will continue as the Company goes through the transition from third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $800,000 has been extended until August 1, 2000.

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

                          PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings
        -----------------

        The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control
        (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation. on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRP'S consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of December 31, 1998, the Company had paid over $500,000 into the PRP group and had a cash call contribution payable of $75,091,000. In addition, they carried accrued short-term and long-term liabilities of $31,000 and $1,497,000 respectively. In September 1999 the Company made A $20,000 payment to the PRP Group.

        The company is in dispute with its 1988 licensee over the trademark "Classics Illustraded". In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. In the licensee agreement the Company notified the licensee that the license would have to investigate the international trademark involving " Classics Illustraded." Management does not foresee any significant risk in connection with the case.

        The Company is named as a defendant in a sexual harassment case involving two of its employees at one of the outpatient clinics. The case was previously decided in the Company's favor but this was set aside in the appeals court decision. The case is being retried in court at this time. Management does not believe there to be any merit to the case and does not foresee any significant risk. All costs to date have been paid by the Company's Insurance.

ITEM 5: Other Information
        -----------------

        Related Party Transactions

        In 1999, Michael Frawley, Chairman of the Board, loaned the Corporation funds to meet short term borrowings and operating expenses. The loans were secured by the Company's real estate. The following loans were made:

        July      9/th/, 1999         $40,000.00
        July     26/th/ 1999           15,000.00
        August   13/th/ 1999           35,000.00
        September 3/rd/ 1999           24,000.00

        On August 31/st/, 1999, the Company sold a 10 acre parcel of land to an unrelated party for $321,000. As part of that transaction secured loans on the property were paid off. P. Joseph Frawley, MD, brother of the Chairman , received $60,862,and Gerardine Frawley mother of the Chairman, received $105,242.

ITEM 6: Exhibits and Reports on Form 8-K
        --------------------------------

        No reports on form 8-K were filed during the quarter ended September 30, 1999.

        Exhibit 27 -Financial Data Schedule

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FRAWLEY CORPORATION
                               ---------------------------------------
                                             (REGISTRANT)




Date:    November 22, 1999              By: /s/ Michael P. Frawley
     -----------------------------         ------------------------------
                                           Michael P. Frawley, President
                                           Authorized Officer and Chief
                                           financial Officer)