Form 10KSB
period 1999-12-31
FRAWLEY CORP
filed 2000-03-30
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----- ACT OF 1934

 For the fiscal year ended            December 31, 1999
                           -----------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                        Commission File Number   1-6436
                                               ---------------

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

                                (818) 735-6622
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12 (b) of the Act:     None
                                                              -----------

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class
-------------------

Common Stock, par value $1.00 per share
---------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  YES   X   NO
           -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB:   X
                                      -----

Revenues from continuing operations as of December 31, 1999:  $2,644,000

The Company's stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of March 29, 2000.

Number of shares of Common Stock outstanding as of March 29, 2000:  1,222,905

Documents incorporated by reference - portions of the Information Statement to be filed with the Securities and Exchange Commission in connection with the Annual Election of Directors are incorporated by reference into Part III hereof.

Total number of pages, including cover page and exhibits:  27

                                     PART I

ITEM 1: BUSINESS
----------------

          Frawley Corporation is currently engaged in the operation of inpatient and outpatient treatment of chemical dependency and stop-smoking centers, and investment in real estate. Frawley Corporation is a Delaware Corporation organized in 1969. References to the Company include references to Frawley Corporation and Subsidiaries.
-------------------------------------------------------------------------------
Specialized Health Services

          Company Owned Inpatient Hospital: The Company currently owns and operates under the name of Schick Shadel Hospital, one hospital located in Seattle, Washington with 63 licensed beds. The Seattle hospital is devoted primarily to the treatment of chemical dependency and is not operated for general hospital purposes. This hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations, as well as other federal and state accrediting authorities.

          The patients usually remain for a basic treatment of approximately 14 days consisting of an initial admission of 10 days followed by two reinforcement stays lasting 1 to 2 days each, generally 2 weeks and 6 weeks after the initial discharge. Additionally, patients receive two years of aftercare services and may return for post-reinforcement treatment as needed. Patients requiring detoxification may require one to four days additional hospitalization during their initial admission. Treatment consists of four principal aspects: (1) a detoxification period, during which the patient is medically withdrawn from alcohol and or drugs; (2) conditioned-reflex aversion treatment, during which patients are furnished alcoholic beverages or synthetic drugs under circumstances which produce an unpleasant reaction for the purpose of inducing an aversion; (3) sodium pentothal interviews; and
          (4) professional aftercare counseling. The hospital is under the direction of a full-time physician. In addition, other physicians, registered nurses and specially trained counselors are on staff.

          Company Owned Outpatient Programs: During 1999, the Company operated two outpatient chemical dependency treatment centers located in the state of Washington. The outpatient programs are designed to meet the individual needs of the patient; and accordingly, a patient may be in a program for up to two years. Each location is under the direction of specially trained chemical dependency counseling staff.

          Company Owned Centers: The Company also owns and operates one center for stop-smoking services under the name of Schick Centers. The center operates out of the Schick Shadel Hospital in Seattle.

          Competition and Sources of Revenue: Schick encounters competition from other facilities and methods of alcohol, cocaine, marijuana and nicotine addiction. The success of the Specialized Health Services operations substantially depends on public acceptance of the services provided by the Company and the Company's ability to attract referrals from health professionals and administrators, which factors are influenced by the efficacy of the services rendered, the Company's reputation for effective results, marketing, the cost of care and the location and scope of services offered by the facilities. The hospital is conducting local marketing activities with employers in its area and other potential referral sources to increase the number of patients referred to the hospital. The Company faces substantial competition from companies that offer both general psychiatric care and chemical dependency treatment.

          Limitations imposed by insurance carriers on their coverage and lower reimbursement rates for chemical dependency treatment plus increased competition in all market areas served by the hospital have affected the occupancy level. Competition from utilization programs (which review the utilization of health care by insureds in order to reduce unnecessary medical expenses) and managed care systems (which systems provide health care coverage only with certain identified providers who have contracted with the system to provide these services) continue to impact the Company's ability to attract patients.

          Utilization programs have resulted in many mental health services (including chemical dependency services) being denied for coverage by insurance companies and either not provided to an insured or not paid for by the insurance carrier. Managed care systems have severely limited the ability of patients to select the health care provider, as only treatment services provided by the system's providers are covered by insurance. Accordingly, many patients who seek treatment at the Company's hospital are unable to be treated there, as the Company is not a provider in the managed care network in which that potential patient participates. Since the Company has not successfully contracted managed care systems to provide chemical dependency treatment services to the insured covered by that system, the potential population of patients for the Company's hospital has decreased. Another trend in the health care industry that has affected the Company's Specialized Health Services is the general reduction in benefits offered by employers to employees for mental health care, which includes chemical dependency treatment. Furthermore, insurance carriers are increasing their pre-authorization admission review activities, resulting in substantially fewer approved admissions to the hospital. The Company believes that these trends are escalating and are causing significant problems to the profitability of the Company's Specialized Health Services business. Since the individuals treated at the Company's hospital have significantly reduced levels of insurance coverage, the patient's balance owing after insurance payment has increased substantially thereby increasing collection risks. Additionally, insurance carriers have increased the time period required to review claims, thereby delaying payment and increasing the accounts receivable. Another factor affecting the chemical dependency treatment industry is that insurance carriers, in their efforts to manage the costs of chemical dependency treatment, have caused an increase in the utilization of outpatient services, due to the lower cost of providing chemical dependency services on an outpatient basis. The Company currently has two outpatient facilities (See Company Owned Outpatient Programs above).

          Governmental Regulation: The health care facilities operated by the Company must comply with licensing requirements of federal, state and local health agencies, with state certificate of need and similar laws regulating various aspects of the operation of health facilities and with the requirements of building codes, health codes and local fire departments.

          Certain licensing requirements also are a prerequisite to participation in Medicare and Medicaid programs.

          Legislative, regulatory and policy changes by governmental agencies (including reduction of budgets for payments under state and federal governmental care reimbursement programs and the regulation of the relationship of, physicians and health care businesses) have impacted the Company's ability to generate revenue and the utilization of its health care facilities.

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

          In addition, several states are undertaking analysis and legislation designed to modify the financing and delivery of health care at the state level. A variety of bills and regulations are pending in several states proposing to regulate, control or alter the financing of health care costs. It is not possible at this time to predict the effect on the business of the Company, if any, of such actions.
-------------------------------------------------------------------------------
Real Estate

          The Company's real estate consists of approximately 135 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $2,966,000 as of the end of 1999, and are subject to mortgage debt, held by five stockholders and a third party, aggregating approximately $2,085,000. The Company continues to invest resources in the real estate and it will continue its efforts to sell the land (see Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations).
-------------------------------------------------------------------------------
Employees

          Frawley Corporation and its subsidiaries employ an aggregate of approximately 71 persons and management believes that employee relations are satisfactory.
-------------------------------------------------------------------------------
Item 2: Properties
------------------

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

          Specialized Health Services: In addition to the general offices described above, the hospital subsidiary of the Company is in Seattle, Washington (approximately 22,000 square feet). The outpatient chemical dependency programs located in the state of Washington consist of two leased locations ranging from approximately 1,300 to 2,400 square feet each. (For a description of investment properties, see Item 1 Business - Real Estate).

Item 3: Legal Proceedings
-------------------------

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

          In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRPs consented to the plan and the related allocation of costs. The consent decree was approved by the Court.

          As of December 31, 1999, the Company had paid over $550,000 into the PRP group and had a cash call contribution payable of $129,000. The Company has accrued short-term and long-term liabilities of $100,000 and $1,424,000, to cover estimated costs related to the remediation plan.

          The Company is in dispute related to a license agreement entered into in 1988 over the trademark "Classics Illustrated." In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee that the licensee would have to investigate the international trademark involving "Classics Illustrated." Management believes that there is no probable risk of loss related to this dispute.

          The Company was named as a defendant in a sexual harassment case involving two of its employees at one of the out patient clinics. The case was previously decided in the Company's favor but this was set aside in the appeals court decision. The case was retried and the court ruled in the Company's favor by a jury decision in December 1999.
-------------------------------------------------------------------------------
Item 4: Submission of Matters to a Vote of Security Holders (Not Applicable)
-----------------------------------------------------------

                                    PART II

Item 5: Market for Registrant's Common Stock and Related Stockholders Matters
-----------------------------------------------------------------------------

          The Company's stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

          The approximate number of holders of record for Frawley Corporation's Common Stock as of December 31, 1999 was 890.

          No dividends have been paid in the periods shown above.
-------------------------------------------------------------------------------
Item 6: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overall Summary

          Net revenues from continuing operations for the Company decreased $209,000, or approximately 7% in 1999 when compared to 1998. Net loss is $723,000 in 1999 compared to a $265,000 net loss in 1998.
          Interest expense in 1999 was $284,000 compared to $256,000 in 1998. Selling, general and administrative expenses increased to $1,218,000 in 1999 from $1,060,000 in 1998.

-------------------------------------------------------------------------------

Specialized Health Services

          Revenues from Specialized Health Services chemical dependency hospital and contract units decreased by 7% in 1999 compared to 1998. The Company is spending more in outreach marketing to attract new patients. Specialized Health Service income before interest expense was $106,000 in 1999 when compared to $301,000 in 1998. Competition from other treatment programs intensified during 1999 and 1998, together with stronger emphasis by insurance carriers on outpatient treatment instead of inpatient programs.

          The Company plans to continue to improve operations through additional reduction in overhead and increasing the patients in both inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.
-------------------------------------------------------------------------------

Real Estate

          In August 1999, the Company sold one parcel of land for $321,000, resulting in a loss of $114,000. The Company used approximately $166,000 of the proceeds to retire related debt and accrued interest. The real estate operating loss before interest expense was $290,000 in 1999 when compared to a loss of $30,000 in 1998. Real estate losses continue as the Company continues to incur carrying costs.

          The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale. Management is confident the real estate market will continue to improve along with overall economic conditions in Southern California and anticipates recovery of its investments and any additional costs to hold and sell the real estate.

-------------------------------------------------------------------------------
Liquidity and Capital Resources

          The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

          Real Estate and Corporate overhead continue to produce losses that the operating business is unable to absorb. The required investments in real estate are currently funded from loans.

          During 1999 and 1998 the Company incurred additional debt in amounts of $544,000 and $175,000, respectively. The notes are with related parties, bear interest at 10%, and are due in 2000. The funds were used to meet working capital requirements, and are secured by the Company's real estate holdings.

          The Company has settled certain lawsuits and therefore has reduced the cash required to support these efforts. The Company has an outstanding $129,000 cash call for contributions to the Chatham Brothers toxic waste cleanup lawsuit. The Company intends to meet this obligation from loans and real estate sales.

          Management intends to raise capital for the health care business by seeking partners in health care and selling real estate. The limited resources available to the Company will be directed at revitalization of the health care business and the continued elimination of non-producing assets and overhead.

          The following measurements indicate the trends in the Company's liquidity from continuing operations:

                                                          December 31,
                                                  1999                    1998
                                              --------------------------------------
               Working capital deficiency       $(3,704,000)            $(3,109,000)
               Current ratio                      .14 to 1                .18 to 1

-------------------------------------------------------------------------------

Item 7: Financial Statements and Supplementary Data
---------------------------------------------------

          See the consolidated financial statements and the notes thereto which begin on page F1.
-------------------------------------------------------------------------------

Item 8: Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

          None.

                                   PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

          There is hereby incorporated by reference the information that will appear under the captions "Election of Directors" and "Executive Officers" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.
-------------------------------------------------------------------------------

Item 10: Executive Compensation.
--------------------------------

          There is hereby incorporated by reference the information that will appear under the caption "Cash Compensation of Executive Officers" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.
--------------------------------------------------------------------------------

Item 11: Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

          There is hereby incorporated by reference the information that will appear under the caption "Ownership of the Company's Securities" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.
--------------------------------------------------------------------------------

Item 12: Certain Relationships and Related Transactions
-------------------------------------------------------

          There is hereby incorporated by reference the information which will appear under the caption "Certain Relationships and Related Transactions" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.
-------------------------------------------------------------------------------

                                    PART IV

Item 13: Financial Statements, Exhibits and Reports on Form 8-K
---------------------------------------------------------------


(a)  1.   List of Financial Statements:

                 Independent Auditors' Report                               F1

                 Financial Statements

                     Consolidated Balance Sheet
                     as of December 31, 1999                                F2-F3

                 Financial Statements for the Years Ended
                 December 31, 1999 and 1998:

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


Date:                           March 29, 2000
    ----------------------------------------------------------------------------


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


                                March 29, 2000
--------------------------------------------------------------------------------
                                    (Date)


By:  /s/ Eileen Callahan
    ----------------------------------------------------------------------------
    Eileen Callahan, Vice President and Secretary


                                March 29, 2000
--------------------------------------------------------------------------------
                                    (Date)

La Rue, Corrigan & McCormick

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Frawley Corporation
Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Frawley Corporation and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The 1999 and 1998 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management's plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


La Rue, Corrigan & McCormick
Woodland Hills, California
March 23, 2000

                                     -F1-

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999


                                                   ASSETS
                                                   ------

CURRENT ASSETS
  Cash                                                                                           $    29,000
  Accounts receivable (net of current allowance of $500,000)                                         454,000
  Prepaid expenses and deposits                                                                      113,000
                                                                                                 -----------

     TOTAL CURRENT ASSETS                                                                            596,000
                                                                                                 -----------

OTHER ASSETS
  Long-term accounts receivable (net of allowance of $44,000) (Note 4)                                34,000
  Real estate investments (Notes 3, 6, and 8)                                                      2,966,000
                                                                                                 -----------

     TOTAL OTHER ASSETS                                                                            3,000,000
                                                                                                 -----------

PROPERTY AND EQUIPMENT
  Land                                                                                               111,000
  Building and improvements                                                                          894,000
  Machinery and equipment                                                                            665,000
  Furniture and fixtures                                                                               5,000
                                                                                                 -----------
                                                                                                   1,675,000
  Less accumulated depreciation                                                                   (1,200,000)
                                                                                                 -----------

     TOTAL PROPERTY AND EQUIPMENT                                                                    475,000
                                                                                                 -----------

TOTAL ASSETS                                                                                     $ 4,071,000
                                                                                                 ===========

See independent auditors' report and notes to consolidated financial statements.

                                     -F2-

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999


                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                                  -------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders (Notes 3 and 6)                                             $  3,023,000
  Accounts payable and accrued expenses                                                        1,142,000
  Environmental reserve (Note 8)                                                                 100,000
  Unearned revenue                                                                                35,000
                                                                                            ------------

     TOTAL CURRENT LIABILITIES                                                                 4,300,000

LONG-TERM LIABILITIES
  Notes payable                                                                                   70,000
  Environmental reserve (Note 8)                                                               1,424,000
                                                                                            ------------

     TOTAL LONG-TERM LIABILITIES                                                               1,494,000

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 and 8)

STOCKHOLDERS' DEFICIT
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued                      -
   Common stock, $1.00 par value, 6,000,000 shares authorized, 1,414,217                       1,414,000
   shares issued
  Capital surplus                                                                             16,986,000
  Accumulated deficit                                                                        (19,362,000)
                                                                                            ------------

                                                                                                (962,000)
  Less common stock in treasury, 191,312 shares
  (at cost)                                                                                     (761,000)
                                                                                            ------------

TOTAL STOCKHOLDERS' DEFICIT                                                                   (1,723,000)
                                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $  4,071,000
                                                                                            ============

See independent auditors' report and notes to consolidated financial statements.

                                     -F3-

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


REVENUES                                                                     1999                         1998
                                                                            ------                       ------
   Net operating revenues                                                 $2,644,000                   $2,853,000
   Gain on settlement of note receivable (Note 8)                                  -                      150,000
                                                                          ----------                   ----------

TOTAL REVENUE                                                              2,644,000                    3,003,000

COSTS AND EXPENSES
   Cost of operations                                                      1,751,000                    1,793,000
   Selling, general and administrative expenses (Note 9)                   1,218,000                    1,060,000
   Environmental remediation                                                       -                       79,000
   Loss on sale of real estate                                               114,000                       80,000
   Interest expense, net (Note 3)                                            284,000                      256,000
                                                                          ----------                   ----------

TOTAL COSTS AND EXPENSES                                                   3,367,000                    3,268,000
                                                                          ----------                   ----------

NET LOSS                                                                  $ (723,000)                  $ (265,000)
                                                                          ==========                   ==========

NET LOSS PER SHARE, COMMON                                                $    (0.59)                      $(0.22)
                                                                          ----------                   ----------
FULLY DILUTED                                                             $    (0.59)                      $(0.22)
                                                                          ----------                   ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       1,222,905                    1,222,905
                                                                          ==========                   ==========




See independent auditors' report and notes to consolidated financial statements.

                                     -F4-

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                  Common Stock
                         ----------------------------        Capital         Accumulated        Treasury
                             Shares          Amount          Surplus           Deficit            Stock            Total
                         --------------------------------------------------------------------------------------------------
January 1, 1998             1,414,000      $1,414,000      $16,986,000      $(18,374,000)       $(761,000)      $  (735,000)

Net loss                            -               -                -          (265,000)               -          (265,000)
                         ------------      ----------      -----------      ------------        ----------      -----------

December 31, 1998           1,414,000       1,414,000       16,986,000       (18,639,000)        (761,000)       (1,000,000)

Net loss                            -               -                -          (723,000)               -          (723,000)
                         ------------      ----------      -----------      ------------        ----------      -----------

December 31, 1999           1,414,000      $1,414,000      $16,986,000      $(19,362,000)       $(761,000)      $(1,723,000)
                         ============      ==========      ===========      ============        ==========      ===========

     See independent auditor's report and notes to consolidated financial statements.

                                     -F5-

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


CASH FLOWS FROM OPERATING ACTIVITIES:                                          1999                         1998
                                                                            ----------                    ----------
Net Loss                                                                    $ (723,000)                   $ (265,000)
                                                                            ----------                    ----------

Adjustments to reconcile net loss to net cash used in
 operating activities:
  Loss on sale of real estate investment                                       114,000                        80,000
  Depreciation                                                                  32,000                        32,000
Changes in operating assets and liabilities:
  Short and long-term accounts receivable, net                                 105,000                        (7,000)
  Prepaid expenses and deposits                                                 22,000                        38,000
  Accounts payable and accrued liabilities                                     102,000                        20,000
  Environmental reserve                                                        (94,000)                       21,000
  Unearned revenue                                                             (49,000)                      (55,000)
                                                                            ----------                    ----------

TOTAL ADJUSTMENTS                                                              232,000                       129,000
                                                                            ----------                    ----------

NET CASH USED IN OPERATING ACTIVITIES                                         (491,000)                     (136,000)
                                                                            ----------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of real estate                                        321,000                       102,000
  Proceeds from note receivable                                                      -                        25,000
  Equipment purchases                                                          (45,000)                      (40,000)
  Payments for real estate improvements                                       (266,000)                      (90,000)
                                                                            ----------                    ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             10,000                        (3,000)
                                                                            ----------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term debt borrowings from related party                                544,000                       175,000
  Repayment of borrowings                                                      (50,000)                      (93,000)
                                                                            ----------                    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      494,000                        82,000
                                                                            ----------                    ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            13,000                       (57,000)

CASH, BEGINNING OF YEAR                                                         16,000                        73,000
                                                                            ----------                    ----------

CASH, END OF YEAR                                                           $   29,000                    $   16,000
                                                                            ==========                    ==========


See independent auditors' report and notes to consolidated financial statements.

                                     -F6-

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements
---------------------------
include Frawley Corporation (the "Company") and its subsidiaries: Schick Shadel Hospital, Inc. (the "Hospital"), and Sun Sail Development Company. All significant intercompany profits, transactions and balances have been eliminated.

Hospital Revenue - The Hospital primarily treats substance abuse in the Seattle,
----------------
Washington area. Certain operating revenues for the Company's Hospital are recorded under cost reimbursement agreements, principally Medicare, which are subject to audit and possible retroactive adjustment by third-party payors in order to arrive at the reimbursable cost of providing the medical services to the beneficiaries of these programs. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlements are reflected as charges or credits to operating results in the year in which the settlements are made.

Depreciation - The cost of property and equipment is depreciated over the
------------
estimated useful lives of the assets, which range from ten to twenty years, using the straight-line method. The hospital building is depreciated over forty years.

Unearned Revenue - The Company defers fees on its chemical dependency programs
----------------
and amortizes them into operations per the term of the program.

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

Malpractice Insurance Coverage - Medical malpractice claims are covered by an
------------------------------
occurrence-basis medical malpractice insurance policy, the coverage of $5 million per occurrence is considered by the Company to be adequate for potential claims.

Cash and Cash Equivalents - The Company considers highly liquid investments with
-------------------------
an original maturity of three months or less to be cash equivalents.


                                     -F7-

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


Concentration of Credit Risk - Certain financial instruments potentially subject
----------------------------
the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. The Company places its cash with high-credit, quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large patient base.

Use of Estimates - The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Advertising - The Company expenses advertising costs as incurred.  Advertising
-----------
expense was $138,000 and $118,000 for the years ended December 31, 1999 and 1998, respectively.

2.   OPERATING RESULTS AND MANAGEMENT PLANS

The Company's net loss for 1999 was $723,000 compared to a $265,000 net loss for 1998. The Company generates operating profits under the one standing hospital but continues to have unprofitable subsidiary operations. Working capital and operating cash flow continue to be negative.

Management plans for 2000 include seeking partners for unit operations.

The Company will continue its efforts to sell its real estate holdings and minimize additional investments that require borrowing. Management is also seeking other sources of long-term financing necessary for further reorganization.

The Company's real estate investment consists of approximately 135 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The undeveloped real estate market in Southern California has shown some signs of a turn-around. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate.

                                     -F8-

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


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

3.   RELATED PARTY TRANSACTIONS

The Company has borrowed funds from the Chief Executive Officer and his relatives, as needed, to meet real estate investment and working capital needs. As of December 31, 1999 and 1998 the balances due were $3,023,000 and $2,529,000, respectively. The notes bear interest at 10%, are secured by real estate and become due in 2000.

4.   LONG-TERM ACCOUNTS RECEIVABLE

As a result of insurance reimbursement restrictions, the Company has increasingly been forced to provide extended payment terms on the private balance of its patient accounts receivable balances. Such terms generally extend over one to three years and bear interest from 10% to 12%.

5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


     Cash paid during the year for:                                 1999                 1998
                                                                  --------             --------
     Income taxes                                                 $  6,000             $  4,000
     Interest                                                     $218,000             $116,000

6.      DEBT

Short-term debt consists of the following:

     Notes payable to stockholders, due various dates throughout 2000,                    $3,023,000
         bearing interest at 10%, secured by real estate holdings
     Environmental reserve                                                                   100,000
                                                                                          ----------
      Total current debt                                                                  $3,123,000

                                     -F9-

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


Long-term debt consists of the following:

     Note payable to creditor, due 2001, bearing interest at 10%,                    $   70,000
      secured by real estate holdings
     Environmental reserve                                                            1,424,000
                                                                                     ----------

     Total long-term debt                                                            $1,494,000

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

The following is a schedule, by year, of future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year:


                             Year ending
                            December 31,
                         -------------------
                         2000                           $ 72,000
                         2001                             40,000
                         Thereafter                            -
                                                        --------
                         Total                          $112,000
                                                        ========

Operations include rent expense of $88,000 in 1999 and $116,000 in 1998.

8.   LITIGATION

The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site.

                                     -F10-

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


Between 1995 and 1998, the State of California adjusted the estimated Cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January 1999, the PRP's consented decree was approved by the Court.

As of December 31, 1999, the Company had made payments totaling approximately $550,000 into the PRP group and had a cash call contribution payable of $129,000. The Company has accrued short-term and long-term liabilities of $100,000 and $1,424,000, respectively, to cover future costs under the remediation plan.

In 1991, Sun Sail Development Company sold 23 acres to Shula Inc. for $1,000,000, $600,000 in cash and a $400,000 note secured by a second Deed of Trust on the 23 acres. In 1994 Shula Inc. filed for protection under Chapter 11 Bankruptcy Code. Sun Sail Development wrote off the $400,000 note due to the bankruptcy filing. In 1996, Sun Sail Development settled the matter by agreeing to a $300,000 note due in eight years. The note was secured by a second Deed of Trust behind an $875,000 first Deed of Trust.

Since collection remained doubtful, the Company recognized income from recovery of bad debt as interest payments were received through February of 1998. In September 1998 the Company entered into an agreement to accept a discount if payment of $150,000 was received. The Shula property was sold in October 1998 to a third party and the Company received $150,000. This amount was recognized as income in 1998. Sun Sail Development Company has released Shula Inc. from all known obligations as of October 8, 1998.

The Company is in dispute related to a license agreement entered into in 1988 over the trademark "Classics Illustrated." In 1998, The Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee that the licensee would have to investigate the international trademark involving "Classics Illustrated." Management believes that there is no probable risk of loss related to this dispute.

The Company was named as a defendant in a sexual harassment case involving two of its employees at one of the out patient clinics. The case was previously decided in the Company's favor but this was set aside in the appeals court decision. The case was retried and the court ruled in the Company's favor by a jury decision in December 1999.


                                     -F11-

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


9.   INCOME TAXES

There is no provision for income taxes due to tax losses in 1999 and 1998, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 1999 and 1998 consist of the following:

                                                                1999                         1998
                                                            -----------                  -----------
     Net operating loss carryforwards                       $ 4,218,000                  $ 3,947,000
     Depreciation                                              (143,000)                    (141,000)
     Bad debt reserve                                           185,000                      206,000
     Toxic waste accrual                                        518,000                      550,000
     Other reserves                                             171,000                      166,000
                                                            -----------                  -----------
                                                              4,949,000                    4,728,000
     Less valuation allowance                                (4,949,000)                  (4,728,000)
                                                            -----------                  -----------
                                                            $       -                    $       -
                                                            ===========                  ===========

The Company has net operating loss carryforwards aggregating approximately $12,405,000, for federal income tax purposes, which expire in various years through 2014.

10.  INDUSTRY SEGMENTS

The Company operates principally in two industries: specialized health services and real estate. The specialized health services subsidiary operates one owned hospital and two outpatient program facilities for the treatment of chemical dependency. The real estate segment consists principally of undeveloped land in the Santa Monica Mountains. Operating profit excludes interest expense.

Identifiable assets by industry are those assets that are used in the Company's operations in each segment and include principally cash (including negative book balances of the segment), property, plant and equipment and other assets used in the corporate management operations. Depreciation and capital expenditures from continuing operations, including investments in real estate, for the years ended December 31, 1999 and 1998 were as follows:

                                     -F12-

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


                                     Specialized
                                        Health                    Real                   Other
                                       Services                  Estate                Activity              Consolidated
                                 --------------------        -------------          ---------------         --------------
        Depreciation:
        -------------
               1999               $    32,000                $      -                $     -                 $    32,000
               1998               $    32,000                $      -                $     -                 $    32,000

        Capital expenditures and investments in real estate:
        ----------------------------------------------------
               1999               $    45,000                $  266,000              $     -                $    311,000
               1998               $    40,000                $   90,000              $     -                $    130,000

Segment information from continuing operations for the years ended December 31, 1999 and 1998 is as follows:


                                     Specialized
                                        Health                    Real                   Other
                                       Services                  Estate                Activity              Consolidated
                                 --------------------        -------------          ---------------         --------------
Year ended December 31, 1999:
-----------------------------
Net operating revenues             $2,636,000                 $      -                $   8,000              $  2,644,000
                                  ===========                 ============            =========              ============
Income (loss) from operations
                                  $     8,000                 $   (474,000)           $(257,000)             $   (723,000)
                                  ===========                 ============            =========              ============

Interest expense, net                                                                                        $   (284,000)
                                                                                                             ============
Identifiable assets               $ 1,086,000                 $  2,985,000            $     -                $  4,071,000
                                  ===========                 ============            =========              ============

Year ended December 31, 1998:
-----------------------------
Net operating revenues            $ 2,849,000                 $      1,000            $   3,000              $  2,853,000
                                  ===========                 ============            =========              ============
Income (loss) from operations
                                  $   301,000                 $    (36,000)           $(274,000)             $     (9,000)
                                  ===========                 ============            =========              ============

Interest expense, net                                                                                        $   (256,000)

Identifiable assets               $ 1,177,000                 $  3,164,000            $     -                $  4,341,000
                                  ===========                 ============            =========              ============


                                     -F13-

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998



11.  EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan covering substantially all of its employees. Contributions to the plan are made by the Company and participating employees. The covered employee contribution is equal to 2.5% of the employee's compensation. The Company made no contributions in 1999 and 1998, as contributions are discretionary.



                                     -F14-