Form 10-Q
period 2000-03-31
FRAWLEY CORP
filed 2000-05-12
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended   March 31, 2000
                               -------------------------------------------------

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________  to ____________________

Commission File Number            1-6436
                      ----------------------------------------------------------


                              FRAWLEY CORPORATION
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                 95-2639686
 (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMP I.D. NO)
 INCORPORATION OR ORGANIZATION)



  28720 Roadside Dr., Suite 128, Agoura Hills,  California        91301
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (818)735-6623
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                          Outstanding at March 20, 2000
---------------------------       ----------------------------------------------
  Common stock, par value $1                       1,222,905

                                         Total Number of Pages 11
                                                              -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I:   FINANCIAL INFORMATION                                      PAGE NO.

     Item 1:   Financial Statements

     Consolidated Balance Sheets -
     March 31, 2000 and December 31, 1999............................      3

     Consolidated Statements of Operations -
     Three Months Ended March 31, 2000 and 1999......................      4

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2000 and 1999......................      5

     Notes to Consolidated Financial Statements......................      6

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations ...............    7-8

PART II:  OTHER INFORMATION

     Item 1:   Legal Proceedings .....................................     9

     Item 5:   Other Information .....................................     9

     Item 6:   Exhibits and Reports on Form 8-K.......................    10

SIGNATURES ...........................................................    11

                         ITEM I:  FINANCIAL STATEMENTS

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                      MARCH 31,           DECEMBER 31,
                                                        2000                 1999
                                                      ---------           ------------
                                                     (Unaudited)

                 ASSETS
                 ------
CURRENT ASSETS
  Cash                                                 $     37,000        $      29,000
  Accounts receivable, net                                  459,000              454,000
  Prepaid expenses and other deposits                       105,000              113,000
                                                       ------------        -------------
       TOTAL CURRENT ASSETS                                 601,000              596,000

  Long-term accounts receivable, net                        105,000              34,000
  Real estate investments, net                            2,987,000           2,966,000
Property, plant and equipment, net                          468,000             475,000
                                                       ------------        ------------
       TOTAL ASSETS                                    $  4,161,000           4,071,000
                                                       ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders                        $  3,077,000        $  3,023,000
  Accounts payable and accrued expenses                   1,151,000           1,142,000
  Environmental reserve                                     100,000             100,000
  Unearned revenue                                           57,000              35,000
                                                       ------------        ------------
       TOTAL CURRENT LIABILITIES                          4,385,000           4,300,000

LONG TERM LIABILITIES
  Notes payable                                              70,000              70,000
  Environmental reserve                                   1,424,000           1,424,000
                                                       ------------        ------------
       TOTAL LONG TERM LIABILITIES                        1,494,000           1,494,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1 per share:
  Authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
  Authorized, 6,000,000 shares, issued
  1,414,217 shares                                        1,414,000           1,414,000
  Capital surplus                                        16,986,000          16,986,000
  Accumulated deficit                                   (19,357,000)        (19,362,000)
                                                       ------------        ------------
                                                           (957,000)           (962,000)
  Less common stock in treasury,
  191,312 shares (at cost)                                 (761,000)           (761,000)
                                                       ------------        ------------
       TOTAL STOCKHOLDERS' EQUITY                        (1,718,000)         (1,723,000)
                                                       ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY              $  4,161,000        $  4,071,000
                                                       ============        ============

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                 ------------------------
                                                    2000          1999
                                                 ----------     ---------
REVENUES:

  Net revenues                                    $  796,000     $  582,000
                                                  ----------     ----------

COSTS AND EXPENSES:
  Cost of operations                                 426,000        438,000
  Selling, general and administrative
   expenses                                          288,000        315,000
  Interest expense                                    77,000         66,000
                                                  ----------     ----------

          TOTAL COSTS AND EXPENSES                   791,000        819,000
                                                  ----------     ----------

NET LOSS                                          $    5,000     $ (237,000)
                                                  ==========     ==========
NET LOSS PER SHARE:
 Continuing operations                            $    (.004)    $     (.19)
                                                  ----------     ----------
                                                       (.004)          (.19)
                                                  ==========     ==========


Weighted average number of
common shares outstanding                          1,222,905      1,222,905
                                                  ==========     ==========

                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $  5,000       $(237,000)
                                                       --------       ---------
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                          7,000           7,000
    Disposals of property, plant and equipment
Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                                    (76,000)         39,000
  Prepaid expenses and deposits                           8,000          35,000
  Accounts payable and accrued expenses                   9,000         (55,000)
  Unearned revenue                                       22,000         104,000
                                                       --------       ---------

             TOTAL ADJUSTMENTS                          (30,000)        240,000
                                                       --------       ---------
             Net cash used in
             operating activities                       (25,000)          3,000
                                                       --------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                         0          (3,000)
  Refunds received on real estate                       (21,000)        (19,000)
                                                       --------       ---------
             Net cash provided by
             investing activities                       (21,000)        (22,000)
                                                       --------       ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                             54,000          65,000
                                                       --------       ---------
               Net cash provided or used by
             financing activities                        54,000          65,000
                                                       --------       ---------


NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                             8,000          46,000

CASH, BEGINNING OF PERIOD                                29,000          16,000
                                                       --------       ---------

CASH, END OF PERIOD                                    $ 37,000       $  62,000
                                                       ========       =========

                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2000, the results of operations and changes in cash flow for the three months then ended.

NOTE 2: Revenues from continued operations for the three months ended March 31, 1999 totaled $796,000.

NOTE 3: The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results to be expected for the full year.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended March 31, 2000, operating revenues were $780,060, which compared to the revenue of the same period in 1999 of $581,835, resulted in a $198,0000 increase. In 2000, the health care operation profit was $134,000 as compared to a $77,000 loss in 1999. The first quarter operating results are not necessarily an indication of the future quarters operating results. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company plans to continue to improve operations through additional reduction in overhead and increasing patients in both the inpatient and outpatient treatment programs. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.


Real Estate
-----------

The real estate operating loss during the quarter ended March 31, 2000 was $77,000 as compared to a loss of $61,000 for the same period in 1999. Real estate losses continue as the company incurs carrying costs, improvements required to sell the property.

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

The Seattle Hospital and outpatient treatment program reported a $134,000 profit for the three months ended March 31, 2000 compared to a $77,000 loss for the three months ended March 31, 1999.Management, however, expects that cash flow will tighten as the Company continues to experience a transition from third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $800,000 is due August 1, 2000.

The Company continues to incur legal expenses and has an obligation in 2000 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

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

          On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRP's consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of December 31, 1999, the Company had paid over $550,000 into the PRP group and had a cash call contribution payable of $129,000. In addition, they carried accrued short-term and long-term liabilities of $100,000 and $1,424,000 respectively.

          The company is in dispute with its 1988 licensee over the trademark "Classics Illustrated." In 1998, the Company terminated its license
          agreement for breach of contract. The   licensee has objected to the
          termination stating that the company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee would have to investigate the international trademark involving "Classics Illustrated." Management believes that there is no probable risk of loss related to this dispute.

ITEM 5:   Other Information
          -----------------

          Related Party Transactions.

          In the First Quarter 2000, Michael P. Frawley, Chairman of the Board, loaned the Corporation funds to meet short term borrowing and operating expenses. The loans were secured by the Company's real estate. The following loans were made:

          February 11th, 2000               $20,000.00
          March     6th, 2000                20,000.00

          Also Ms. Frances Swanson, sister of the Chairman of the Board, loaned the Hospital $14,000 on March 31, 2000, this loan was secured by the Hospital's real estate.

ITEM 6:   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibit 27 - Financial Data Schedule

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                FRAWLEY CORPORATION
                                  ----------------------------------------------
                                                  (REGISTRANT)



Date:    May 11, 2000             By:  /s/ Michael P. Frawley
     ------------------------         ------------------------------------------
                                      Michael P. Frawley
                                         (Authorized Officer and CEO
                                            and Chairman of the Board)