Form 10-Q
period 2000-06-30
FRAWLEY CORP
filed 2000-09-01
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934

For the quarterly period ended            June 30, 2000
                              --------------------------------------------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----
EXHCANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission File Number            1-6436
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

             Class                           Outstanding at June 30, 2000
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

                                         Total Number of Pages 12
                                                              -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I:  FINANCIAL INFORMATION                                              PAGE NO.
     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     June 30, 2000 and December 31, 1999.........................................3

     Consolidated Statements of Operations -
     Three Months ended June 30, 2000 and 1999...................................4

     Consolidated Statements of Operations -
     Six Months Ended June 30, 2000 and 1999.....................................5

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2000 and 1999.....................................6

     Notes to Consolidated Financial Statements..................................7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations............................8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings...................................................10

     Item 5:  Other Information ..................................................10

     Item 6:  Exhibits and Reports on Form 8-K....................................11

SIGNATURES .......................................................................12

                         ITEM I:  FINANCIAL STATEMENTS
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30,       DECEMBER 31,
    ASSETS                                          2000             1999
    ------                                      ------------     ------------
                                                (Unaudited)
CURRENT ASSETS
 Cash                                            $    51,000     $    29,000
 Accounts receivable, net                            334,000         454,000
Prepaid expenses and other deposits                  134,000         113,000
                                                 -----------     -----------
   TOTAL CURRENT ASSETS                              519,000         596,000

 Long-term accounts receivable, net                   80,000          34,000
 Real estate investments, net                      3,070,000       2,966,000
 Property, plant and equipment, net                  460,000         475,000
                                                 -----------     -----------
    TOTAL ASSETS                                 $ 4,129,000     $ 4,071,000
                                                 ===========     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES
 Notes payable to stockholders                   $ 3,184,000     $ 3,023,000
 Accounts payable and accrued expenses             1,250,000       1,142,000
 Environmental Reserve                               100,000         100,000
 Unearned revenue                                     35,000          35,000
                                                 -----------     -----------
    TOTAL CURRENT LIABILITIES                      4,569,000       4,300,000

LONG TERM LIABILITIES

 Notes Payable                                        70,000          70,000
 Environmental Reserve                             1,424,000       1,424,000
                                                 -----------     -----------

    TOTAL LONG TERM LIABILITIES                    1,494,000       1,494,000

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share:
 Authorized, 1,000,000 shares; none issued
 Common stock, par value $1 per share;
 Authorized, 6,000,000 shares, issued
 1,414,217 shares                                  1,414,000       1,414,000
 Capital surplus                                  16,986,000      16,986,000
 Accumulated deficit                             (19,573,000)    (19,362,000)
                                                 -----------     -----------

                                                  (1,173,000)       (962,000)
 Less common stock in treasury,
 191,312 shares (at cost)                           (761,000)       (761,000)
                                                 -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                    (1,934,000)     (1,723,000)
                                                 -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 4,129,000     $ 4,071,000
                                                 ===========     ===========

          See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended
                                                   June 30,
                                           ------------------------
                                              2000          1999
                                            ---------     --------
REVENUES:

  Net revenues                              $ 619,000    $ 767,000
                                            ---------    ---------
COSTS AND EXPENSES:
  Cost of operations                          449,000      449,000
  Selling, general and administrative
   expenses                                   307,000      273,000
  Interest expense                             79,000       68,000
                                            ---------    ---------

          TOTAL COSTS AND EXPENSES            835,000      790,000
                                            ---------    ---------

LOSS FROM CONTINUING OPERATIONS              (216,000)     (23,000)

NET LOSS                                    $(216,000)   $ (23,000)
                                            =========    =========
NET LOSS PER SHARE:
  Continuing operations                     $    (.18)   $    (.02)
                                            =========    =========
Weighted average number of
common shares outstanding                   1,222,905    1,222,905
                                            =========    =========

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATMENTS OF OPERATIONS
                                  (UNAUDITED)



                                              Six Months Ended
                                                  June 30,
                                          -------------------------
                                              2000          1999
                                           ----------    ----------
REVENUES:
Net Revenues                               $1,415,000    $1,349,000
                                           ----------    ----------

             TOTAL REVENUES                 1,415,000     1,349,000

COSTS AND EXPENSES:
Cost of operations                            875,000       887,000
Selling, general and administrative
  expenses                                    595,000       588,000
Interest expense                              156,000       134,000
                                           ----------    ----------

             TOTAL COST AND EXPENSES        1,626,000     1,609,000
                                           ----------    ----------

NET LOSS                                  $  (211,000)     (260,000)
                                           ==========    ==========

NET LOSS PER SHARE:
 Continuing operations                    $     (0.17)   $   (0.21)
                                           ==========   ==========

Weighted average number of
 common shares outstanding                  1,222,905    1,222,905
                                           ==========   ==========

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                     2000          1999
                                                  ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $(211,000)    $(260,000)
                                                  ---------     ---------
Adjustments to reconcile net loss to net
  cash used in operating activities:

  Depreciation                                       15,000        16,000
Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                                 74,000        74,000
  Prepaid expenses and deposits                     (21,000)       15,000
  Accounts payable and accrued expenses             108,000        69,000
  Unearned revenue                                                (27,000)
                                                  ---------     ---------

             TOTAL ADJUSTMENTS                      176,000       147,000
                                                  ---------     ---------
             Net cash used in
             operating activities                   (35,000)     (113,000)
                                                  ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                             (42,000)

  Payments for real estate investments             (104,000)      (61,000)
                                                  ---------     ---------
             Net cash used in
             investing activities                  (104,000)      103,000)
                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                        161,000       260,000

                                                  ---------     ---------
             Net cash provided by
             financing activities                   161,000       260,000
                                                  ---------     ---------

NET INCREASE  IN CASH AND CASH
  EQUIVALENTS                                        23,000        44,000

CASH, BEGINNING OF PERIOD                            29,000        16,000
                                                  ---------     ---------

CASH, END OF PERIOD                               $  51,000     $  60,000
                                                  =========     =========

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000, the results of operations and changes in cash flow for the six months then ended.

NOTE 2: The results of operations for the six months ended June 30, 2000 as compared to the results of 1999 are not necessarily indicative of results to be expected for the full year.

                      FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

The Hospital staff was shocked and saddened by the tragic suicide death of one of our patients less than two hours after entering the hospital for treatment. During the initial interview process, the patient had indicated no capacity for harming himself, and specifically had disavowed any suicidal thoughts.

The tragedy further underscores the need to reach people suffering from addiction as soon as possible.

During the quarter ended June 30, 2000, operating revenues from Specialized Health Services decreased by $145,000 when compared to the same period in 1999. For the three months ending June 30, 2000 the health care operation reported a $50,000 loss compared to a $93,000 profit for the same period in 1999. For the six months ended June 30, 2000 Net Revenue was $1,398,000 compared to $1,345,000 in 1999 and the profit of $84,000 compared favorably to the 1999 profit of $16,000. Although revenue increased slightly, the Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company is currently seeking an investor to fund marketing and expansion of the health care services or a purchaser for the subsidiary.

No assurances can be made that an investor will be found.


Real Estate
-----------

For the quarter ended June 30, 2000, Real Estate Operations loss was $111,000 compared to a loss in 1999 of $65,000. During the first six months of this year Real Estate losses were $188,000 as compared to a loss of $126,000 for the same period in 1999. Real estate losses continue as the company incurs carrying costs, and costs of improvements required to sell the property.

The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale.

The Los Angeles County Regional Planning Commission, which governs real estate development, has held hearings on a plan to further restrict development of land in the Santa Monica Mountains. If adopted, the plan would make it more expensive to develop land in the area.


Liquidity and Capital Resources
-------------------------------

The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.


The Seattle Hospital and outpatient treatment program reported a $84,000 profit for the six months ended June 30, 2000 compared to a $16,000 profit for the six months ended June 30, 1999. Management believes the results will continue as the company goes through the transition from third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $800,000 was due August 1, 2000 and has been extended to October 31, 2000.


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

               PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings
        -----------------

        The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control
        (DTSC) and involving the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRP's consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of December 31, 1999, the Company had paid over $550,000 into the PRP group and had a cash call contribution payable of $129,000. In addition, they carried accrued short-term and long-term liabilities of $100,000 and $1,424,000 respectively.

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



ITEM 5: Other Information
        -----------------

        Related Party Transactions.

        In 2000, Michael P. Frawley, Chairman of the Board, loaned the Corporation funds to meet short term borrowings and operating expenses. The loans were secured by the Company's real estate. The following loans were made:

        May 30th, 2000                        $ 9,334.00
        June 2nd 2000                          28,892.00

        Also Ms. Frances Swanson, sister of the Chairman of the Board, made two loans to the Corporation. The loans were secured by the Company's real estate. The following loans were made:

        April 24th ,2000                      $40,158.00
        June 19th  ,2000                       28,510.00

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



                                         FRAWLEY CORPORATION
                               ---------------------------------------
                                         (REGISTRANT)




  Date:       August 31, 2000    By   /s/ Michael P. Frawley
       ----------------------        -----------------------------------
                                          MICHAEL P. FRAWLEY, President
                                          (Authorized Officer and Chief
                                          Financial Officer)