Form 10-Q
period 2000-09-30
FRAWLEY CORP
filed 2000-11-16
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarterly period ended                      September 30, 2000
                               -------------------------------------------------
                                      OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from -------------------- to -------------------------


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

5737 Kanan Rd. PMB 188            , Agoura Hills, California 91301
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (818)735-6640
--------------------------------------------------------------------------------

28720 Roadside Drive, Suite 128, Agoura Hills, Ca 91301
--------------------------------------------------------------------------------
     (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


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

             Class                          Outstanding at September 30, 2000
------------------------------    ----------------------------------------------
  Common stock, par value $1                       1,222,905

                                         Total Number of Pages 12
                                                              -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX



PART I:  FINANCIAL INFORMATION                                        PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     September 30, 2000 and December 31, 1999........................    3

     Consolidated Statements of Operations -
     Three Months Ended September 30, 2000 and 1999..................    4

     Consolidated Statements of Operations -
     Nine Months Ended September 30, 2000 and 1999...................    5

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 2000 and 1999...................    6

     Notes to Consolidated Financial Statements......................    7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations................    8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings......................................    10

     Item 5:  Other Information......................................    10-11

     Item 6:  Exhibits and Reports on Form 8-K.......................    11


SIGNATURES...........................................................    12

                         ITEM I:  FINANCIAL STATEMENTS
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              SEPTEMBER 30,   DECEMBER 31,
     ASSETS                                       2000           1999
     ------                                  ------------   ------------
                                              (Unaudited)
CURRENT ASSETS
 Cash                                          $     72,000   $     29,000
 Accounts receivable, net                           419,000        454,000
 Prepaid expenses and other deposits                107,000        113,000
                                               ------------   ------------
  TOTAL CURRENT ASSETS                              598,000        596,000

 Long-term accounts receivable, net                 103,000         34,000
 Real estate investments, net                     2,667,000      2,966,000
 Property, plant and equipment, net                 452,000        475,000
                                               ------------   ------------
   TOTAL ASSETS                                $  3,820,000   $  4,071,000
                                               ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
 Notes payable to stockholders                 $  3,155,000   $  3,023,000
 Accounts payable and accrued expenses            1,281,000      1,142,000
 Environmental reserve                               78,000        100,000
 Unearned revenue                                    53,000         35,000
                                               ------------   ------------
   TOTAL CURRENT LIABILITIES                      4,567,000      4,300,000

LONG TERM LIABILITIES
 Notes Payable                                       70,000         70,000
 Environmental Reserve                            1,424,000      1,424,000
                                               ------------   ------------
   TOTAL LONG TERM LIABILITIES                    1,494,000      1,494,000

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share:
 Authorized, 1,000,000 shares; none issued
 Common stock, par value $1 per share;
 Authorized, 6,000,000 shares, issued
 1,414,217 shares                                 1,414,000      1,414,000
 Capital surplus                                 16,986,000     16,986,000
 Accumulated deficit                            (19,880,000)   (19,362,000)
                                               ------------   ------------
                                                 (1,480,000)      (962,000)
 Less common stock in treasury,
 191,312 shares (at cost)                          (761,000)      (761,000)
                                               ------------   ------------
   TOTAL STOCKHOLDERS' EQUITY                    (2,241,000)    (1,723,000)
                                               ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  3,820,000   $  4,071,000
                                               ============   ============


                See notes to consolidated financial statements

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended
                                                September 30,
                                         --------------------------
                                            2000            1999
                                         ----------      ----------
REVENUES:
  Net  revenue                           $  707,000      $  620,000
                                         ----------      ----------

          TOTAL REVENUES                    707,000         620,000

COSTS AND EXPENSES:
  Cost of operations                        449,000         434,000
  Selling, general and administrative
   expenses                                 356,000         402,000
  Interest expense                           84,000          73,000
  Loss from sale of real estate             125,000          22,000
                                         ----------      ----------

          TOTAL COSTS AND EXPENSES        1,014,000         931,000

NET LOSS                                   (307,000)     $( 311,000)
                                         ==========      ==========

NET LOSS PER SHARE:
  Continuing operations                  $     (.25)     $     (.25)
                                         ==========      ==========

Weighted average number of
common shares outstanding                 1,222,905       1,222,905
                                         ==========      ==========


                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Nine Months Ended
                                               September 30,
                                         ------------------------
                                            2000          1999
                                         ----------   -----------
REVENUES:
Net Revenues                             $2,122,000   $ 1,969,000
                                         ----------   -----------

TOTAL REVENUES                            2,122,000     1,969,000

COSTS AND EXPENSES:
Cost of operations                        1,324,000     1,321,000
Selling, general and administrative
  expenses                                  951,000       990,000
Interest expense                            240,000       207,000
Loss from sale of real estate               125,000        22,000
                                         ----------   -----------
             TOTAL COST AND EXPENSES      2,640,000     2,540,000
                                         ----------   -----------

NET LOSS                                 $ (518,000)  $  (571,000)
                                         ==========   ===========

NET LOSS PER SHARE:
 Continuing operations                   $    (0.42)  $     (0.47)
                                         ==========   ===========


Weighted average number of
 common shares outstanding                1,222,905     1,222,905
                                         ==========   ===========

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Nine Months Ended
                                                           September 30,
                                                      ----------------------
                                                         2000         1999
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $(518,000)   $(571,000)
                                                      ---------    ---------
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Loss on sale of real estate investment                125,000       22,000
  Depreciation                                           23,000       24,000
  Changes in operating assets and liabilities:
  Short and long-term accounts
     receivable, net                                    (34,000)     140,000
  Prepaid expenses and deposits                           6,000       24,000
  Accounts payable and accrued expenses                 117,000       59,000
  Unearned revenue                                       18,000      (36,000)
                                                      ---------    ---------

             TOTAL ADJUSTMENTS                          255,000      233,000
                                                      ---------    ---------
             Net cash used in
               operating activities                    (263,000)    (338,000)
                                                      ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                         -      (45,000)
  Environmental reserve paydown                               -      (90,000)
  Payments for real estate improvements                (291,000)     161,000)
                                                      ---------    ---------
              Net cash used in
              investing activities                     (291,000)    (296,000)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                            332,000      374,000
  Proceeds from sale of real estate                     465,000      321,000
  Repayment of borrowings                              (200,000)     (50,000)
                                                      ---------    ---------
             Net cash provided by
              financing activities                      597,000      645,000
                                                      ---------    ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                            43,000       11,000

CASH, BEGINNING OF PERIOD                                29,000       16,000
                                                      ---------    ---------

CASH, END OF PERIOD                                   $  72,000    $  27,000
                                                      =========    =========

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 2000, the results of operations and changes in cash flow for the nine months then ended.

NOTE 2: The results of operations for the nine months ended September 30, 2000 as compared to the results of 1999 are not necessarily indicative of results to be expected for the full year.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended September 30, 2000, operating revenues from Specialized Health Services increased by $144,000 when compared to the same period in 1999. For the three months ending September 30, 2000, the health care operations reported a $38,000 profit compared to a $30,000 loss for the same period in 1999. For the nine months ended September 30, 2000, the Net Revenue was $2,104,000 compared to $1,960,000 in 1999 and the profit of $122,000 compared favorably to the 1999 loss of $14,000. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company is currently seeking an investor to fund marketing and expansion of the health care services or a purchaser for this subsidiary. No assurances can be made that an investor will be found.

Real Estate
-----------

For the quarter ending September 30, 2000 Real Estate Operations loss was $301,000 compare to a loss on 1999 of $233,000. During the nine months ended September 30, 2000 the real estate losses were $489,000 as compared to a loss of $359,000 for the same period in 1999. Real estate losses continue as the company incurs carrying costs and costs of improvements required to sell the properties.

In the third quarter, the Company sold a 12 Acre parcel for $465,000 and recorded a loss on the sale in the amount of $125,000.

The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale.

The Los Angeles County Regional Planning Commission which governs real estate has held hearings on a plan to further restrict development of land in the Santa Monica Mountains. If adopted, the plan would make it more expensive to develop the land in the area.

  Liquidity and Capital Resources
  -------------------------------

  The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

  The Seattle Hospital and outpatient treatment programs reported a net operating profit of $121,000 for the nine months ended September 30, 2000 compared to a loss of $14,000 in 1999. Debt secured by the Seattle Hospital in the amount of $1,022,000 has been extended until December 31, 2000.

  The Company continues to incur legal expenses and has an obligation in 2000 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

  The Company intends to raise the capital for the Health Care business by seeking partners in health care and selling real estate. The sale of real estate may require further expenditure to prepare the land for sale, which would be financed by borrowings. The sale of real estate is unpredictable and highly uncertain and there is no assurance that the improvements will increase the marketability of the property. The limited resources available to the Company will be directed at revitalization of the health care business and the continued reduction of non-producing assets.

                          PART II - OTHER INFORMATION

  ITEM 1: Legal Proceedings
          -----------------

          The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRP'S consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of September 30, 2000, the Company had paid over $550,000 into the PRP group and had a cash call contribution payable of $152,000. In addition, they carried accrued short-term and long-term liabilities of $78,000 and $1,424,000 respectively.

          The Company is in dispute with its 1988 licensee over the trademark "Classics Illustraded". In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. In the licensee agreement, the Company notified the licensee that the license would have to investigate the international trademark involving "Classics Illustraded." Management believes that there is no probable risk of loss related to this dispute.


ITEM 5:   Other Information
          -----------------
          Related Party Transactions

          In the third quarter 2000, Frances Swanson, sister of the Chairman of the Board, loaned the Corporation funds to meet operating expenses. The loans were secured by the Company's real estate. The following loan was made in the third quarter:

          July 4/th/, 2000    $27,000.00

          Also Mrs.Gerardine Frawley, mother of the Chairman of the Board loaned the Corporation funds. The loans were secured by the Company's real estate.

          The following loans were made in the third quarter:

          August 3/rd/ 2000            54,000.00
          September 1/st/ 2000         50,000.00
          September 29/th/ 2000        40,000.00

          On August 31st, 2000, the Company sold a 12 acre parcel of land to an unrelated party for $465,000. As part of that transaction, secured debt and accrued interest on the property held by Gerardine Frawley , mother of the Chairman, was paid down in the amount of $248,172.44.


  ITEM 6: Exhibits and Reports on Form 8-K
          --------------------------------

          No reports on form 8-K were filed during the quarter ended September 30, 2000.

          Exhibit 27 -Financial Data Schedule

                                  SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FRAWLEY CORPORATION
                               ---------------------------------------
                                             (REGISTRANT)





  Date:    November 16, 2000           By: /S/ MICHAEL P. FRAWLEY
       -----------------------------       -------------------------------
                                           Michael P. Frawley, President
                                           Authorized Officer and Chief
                                           financial Officer)