Form 10KSB40
period 2000-12-31
FRAWLEY CORP
filed 2001-04-30
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
       ACT OF 1934

                 For the fiscal year ended  December 31, 2000
                                            -----------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

                         Commission File Number 1-6436
                                                ------

                               FRAWLEY CORPORATION
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                             95-2639686
                 --------                             ----------
     (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER I.D. NO.)
     INCORPORATION OR ORGANIZATION)

     5737 Kanan Road PMB 188, Agoura Hills, California      91301
     -------------------------------------------------      -----
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                (818) 735-6640
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Revenues from continuing operations as of December 31, 2000:  $2,740,000

The Company's stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of March 29, 2000.

Number of shares of Common Stock outstanding as of March 29, 2001:  1,222,905

Documents incorporated by reference - portions of the Information Statement to be filed with the Securities and Exchange Commission in connection with the Annual Election of Directors are incorporated by reference into Part III hereof.

Total number of pages, including cover page and exhibits:  26

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

          Company Owned Outpatient Programs: During 2000, the Company operated two outpatient chemical dependency treatment centers located in the state of Washington. The outpatient programs are designed to meet the individual needs of the patient; and accordingly, a patient may be in a program for up to two years. Each location is under the direction of specially trained chemical dependency counseling staff.

          Company Owned Centers: The Company also owns and operates one center for stop-smoking services under the name of Schick Centers. The center operates out of the Schick Shadel Hospital in Seattle.

          The Company is considering closing the outpatient program in 2001 due to continued losses at the center.

          Competition and Sources of Revenue: Schick encounters competition from other facilities and methods of alcohol, cocaine, marijuana and nicotine addiction. The success of the Specialized Health Services operations substantially depends on public acceptance of the services provided by the Company and the Company's ability to attract referrals from health professionals and administrators, which are influenced by the efficacy of the services rendered, the Company's reputation for effective results, marketing, the cost of care and the location and scope of services offered by the facilities. The hospital is conducting local marketing activities with employers in its area and other potential referral sources to increase the number of patients referred to the hospital. The Company faces substantial competition from companies that offer both general psychiatric care and chemical dependency treatment.

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

          The Company currently has two outpatient facilities (See Company Owned Outpatient Programs above), which they are considering closing in 2001 due to continued financial losses.

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

--------------------------------------------------------------------------------
Real Estate

          The Company's real estate consists of approximately 127 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $1,723,000 as of the end of 2000, and are subject to mortgage debt, held by five stockholders and a third party, aggregating approximately $2,325,000. The Company continues to invest resources in the real estate and it will continue its efforts to sell the land (see Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations).

--------------------------------------------------------------------------------
Employees

          Frawley Corporation and its subsidiaries employ an aggregate of approximately 68 persons and management believes that employee relations are satisfactory.

--------------------------------------------------------------------------------
Item 2: Properties
------------------

          The principal facilities used by Frawley Corporation and its subsidiaries in their businesses include the one owned property described below. Other facilities are rented under leases expiring on various dates through December 2001.

--------------------------------------------------------------------------------
Specialized Health Services:

          The hospital subsidiary of the Company is in Seattle, Washington (approximately 22,000 square feet). The outpatient chemical dependency programs located in the state of Washington consist of two leased locations ranging from approximately 1,300 to 2,400 square feet each. In February 2001, an earthquake occurred in the Seattle area and one of the outpatient facilities was relocated to the Hospital (For a description of investment properties, see Item 1 Business - Real Estate). No material damage occurred to the facility.

--------------------------------------------------------------------------------
Item 3: Legal Proceedings
-------------------------

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

          In January of 1998, the final remediation plan was approved by the State and in January of 1999 the PRPs consented to the plan and the related allocation of costs. The consent decree was approved by the Court.

          As of December 31, 2000, the Company had paid over $570,000 into the PRP group and had a cash call contribution payable of $131,000. In addition, the Company has accrued $78,000 for a total short-term and long-term liability in the amount of $209,000 and $1,424,000, to cover estimated costs related to the remediation plan.

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

--------------------------------------------------------------------------------
Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

          (Not Applicable)

                                    PART II

Item 5: Market for Registrant's Common Stock and Related Stockholders Matters
-----------------------------------------------------------------------------

          The Company's stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading of the stock.

          The approximate number of holders of record for Frawley Corporation's Common Stock as of December 31, 2000 was 885.

          No dividends have been paid in the periods shown above.

--------------------------------------------------------------------------------
Item 6: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overall Summary

          Net revenues from continuing operations for the Company decreased $96,000, or approximately 4% in 2000 when compared to 1999. Net loss is $1,537,000 in 2000 compared to a $723,000 net loss in 1999.
          Interest expense in 2000 was $322,000 compared to $284,000 in 1999. Selling, general and administrative expenses remained the same in 2000 as in 1999 at $1,218,000.

--------------------------------------------------------------------------------
Specialized Health Services

          Revenues from Specialized Health Services chemical dependency hospital and contract units decreased by 4% in 2000 compared to 1999. The Company is spending more in outreach marketing to attract new patients. Specialized Health Service income before interest expense was $171,000 in 2000 when compared to $106,000 in 1999. Competition from other treatment programs intensified during 2000 and 1999, together with stronger emphasis by insurance carriers on outpatient treatment instead of inpatient programs.

          The Company plans to continue to improve operations through additional reduction in overhead and increase the patients in the inpatient treatment program. Schick will continue to offer educational material regarding the addiction cycle and chemical dependency and to popularize aversion treatment methodology.

--------------------------------------------------------------------------------
Real Estate

          In August 2000, the Company sold one parcel of land for $465,000, resulting in a loss of $142,000. The Company used approximately $248,000 of the proceeds to retire related debt and accrued interest. The real estate operating loss before interest expense was $1,260,000 in 2000 when compared to a loss of $290,000 in 1999. In addition, the Company recorded an increase in the reserve against the book value of the real estate in the amount of $803,000. Real estate losses continue as the Company continues to incur carrying costs.

--------------------------------------------------------------------------------
Liquidity and Capital Resources

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

          During 2000 and 1999 the Company incurred additional debt in amounts of $454,000 and $544,000, respectively. The notes are with related parties, bear interest at 10%, and are due in 2001. The funds were used to meet working capital requirements, and are secured by the Company's real estate holdings.

          The Company has settled certain lawsuits and therefore has reduced the cash required to support these efforts. The Company has an outstanding $131,000 cash call for contributions to the Chatham Brothers toxic waste cleanup lawsuit. The Company intends to meet this obligation from loans and real estate sales.

          Management intends to raise capital for the health care business by seeking partners in health care and selling real estate. The limited resources available to the Company will be directed at revitalization of the health care business and the continued elimination of non-producing assets and overhead.

          The following measurements indicate the trends in the Company's liquidity from continuing operations:

                                                     December 31,
                                                 2000           1999
                                             ---------------------------
          Working capital deficiency         $(4,105,000)   $(3,704,000)
          Current ratio                        .12 to 1       .14 to 1

--------------------------------------------------------------------------------
Item 7: Financial Statements and Supplementary Data
---------------------------------------------------

          See the consolidated financial statements and the notes thereto, which begin on page F1.

--------------------------------------------------------------------------------
Item 8: Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

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

--------------------------------------------------------------------------------
Item 10: Executive Compensation.
--------------------------------

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

--------------------------------------------------------------------------------

                                    PART IV

Item 13: Financial Statements, Exhibits and Reports on Form 8-K
---------------------------------------------------------------

(a) 1.  List of Financial Statements:

           Independent Auditors' Report                            F1

           Financial Statements

             Consolidated Balance Sheet
             as of December 31, 2000                               F2-F3

           Financial Statements for the Years Ended
           December 31, 2000 and 1999:

             Consolidated Statements of Operations                 F4

             Consolidated Statement of Stockholders' Deficit       F5

             Consolidated Statements of Cash Flows                 F6

             Notes to Consolidated Financial Statements            F7-F13

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

                              Frawley Corporation
--------------------------------------------------------------------------------
                                 (Registrant)

/s/ Michael P. Frawley
--------------------------------------------------------------------------------
                               Michael P. Frawley
                         CEO and Chairman of the Board

                                April 30, 2001
--------------------------------------------------------------------------------
                                    (Date)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael P. Frawley
--------------------------------------------------------------------------------
                              Michael P. Frawley
                         CEO and Chairman of the Board
            (Principal Executive, Financial and Accounting Officer)

                                April 30, 2001
--------------------------------------------------------------------------------
                                    (Date)


/s/ Eileen Callahan
--------------------------------------------------------------------------------
                                Eileen Callahan
                         Vice President and Secretary

                                April 30, 2001
--------------------------------------------------------------------------------
                                    (Date)

LaRue, Corrigan & McCormick LLP

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Frawley Corporation
Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Frawley Corporation and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The 2000 and 1999 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management's plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


LaRue, Corrigan & McCormick LLP
Woodland Hills, California
February 26, 2001

                                     - F1 -

          FRAWLEY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET
                   DECEMBER 31, 2000

                        ASSETS
                        ------

CURRENT ASSETS
  Cash (Note 1)                              $    54,000
  Accounts receivable (net of current
    allowance of $484,000) (Note 1)              433,000
  Prepaid expenses and deposits                   93,000
                                             -----------
     TOTAL CURRENT ASSETS                        580,000
                                             -----------

OTHER ASSETS
  Long-term accounts receivable (net of
    allowance of $122,000) (Notes 1 and 4)        95,000
  Real estate investments (Notes 3 and 6)      1,723,000
                                             -----------
     TOTAL OTHER ASSETS                        1,818,000
                                             -----------

PROPERTY AND EQUIPMENT (Note 1)
  Land                                           111,000
  Building and improvements                      894,000
  Machinery and equipment                        665,000
  Furniture and fixtures                           5,000
                                             -----------
                                               1,675,000
  Less accumulated depreciation               (1,224,000)
                                             -----------
     TOTAL PROPERTY AND EQUIPMENT                451,000
                                             -----------
TOTAL ASSETS                                 $ 2,849,000
                                             ===========

      See independent auditor's report and notes to consolidated financial statements.

                                     - F2 -

                FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 2000


               LIABILITIES AND STOCKHOLDERS' DEFICIT
               -------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders (Notes 3 and 6)   $  3,277,000
  Accounts payable and accrued expenses              1,230,000
  Environmental reserve (Note 8)                        78,000
  Note payable (Note 6)                                 70,000
  Unearned revenue                                      30,000
                                                  ------------
     TOTAL CURRENT LIABILITIES                       4,685,000

LONG-TERM LIABILITIES
  Environmental reserve (Note 8)                     1,424,000
                                                  ------------
TOTAL LIABILITIES                                    6,109,000
                                                  ------------

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 and 8)

STOCKHOLDERS' DEFICIT
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, no shares issued                      -
  Common stock, $1.00 par value, 6,000,000 shares
    authorized, 1,414,217 shares issued              1,414,000
  Capital surplus                                   16,986,000
  Accumulated deficit                              (20,899,000)
                                                  ------------
                                                    (2,499,000)
  Less common stock in treasury, 191,312 shares
    (at cost)                                         (761,000)
                                                  ------------
TOTAL STOCKHOLDERS' DEFICIT                         (3,260,000)
                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $  2,849,000
                                                  ============

          See independent auditor's report and notes to consolidated financial statements.

                                     - F3 -

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                2000            1999
                                                             -----------      ----------
REVENUES
   Net operating revenues                                    $ 2,740,000      $2,644,000

COSTS AND EXPENSES
   Cost of operations                                          1,792,000       1,751,000
   Selling, general and administrative expenses (Note 9)       1,218,000       1,218,000
   Impairment loss on real estate                                803,000               -
   Loss on sale of real estate                                   142,000         114,000
   Interest expense, net (Note 3)                                322,000         284,000
                                                             -----------      ----------
TOTAL COSTS AND EXPENSES                                       4,277,000       3,367,000
                                                             -----------      ----------
NET LOSS                                                     $(1,537,000)     $ (723,000)
                                                             ===========      ==========
NET LOSS PER SHARE, COMMON                                   $     (1.26)     $    (0.59)
                                                             -----------      ----------
FULLY DILUTED                                                $     (1.26)     $    (0.59)
                                                             -----------      ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           1,222,905       1,222,905
                                                             ===========      ==========

                See independent auditor's report and notes to
                      consolidated financial statements.

                                     - F4 -

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                Common Stock
                         -------------------------      Capital       Accumulated      Treasury
                            Shares        Amount        Surplus         Deficit          Stock           Total
                         ----------------------------------------------------------------------------------------
January 1, 1999            1,414,000    $1,414,000    $16,986,000    $(18,639,000)     $(761,000)     $(1,000,000)
Net loss                           -             -              -        (723,000)             -         (723,000)
                         ----------------------------------------------------------------------------------------
December 31, 1999          1,414,000     1,414,000     16,986,000     (19,362,000)      (761,000)      (1,723,000)
Net loss                           -             -              -      (1,537,000)             -       (1,537,000)
                         ----------------------------------------------------------------------------------------
December 31, 2000          1,414,000    $1,414,000    $16,986,000    $(20,899,000)     $(761,000)     $(3,260,000)
                         ========================================================================================

                See independent auditor's report and notes to
                      consolidated financial statements.

                                     - F5 -

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999


CASH FLOWS FROM OPERATING ACTIVITIES:                               2000          1999
                                                                 -----------     ---------
Net Loss                                                         $(1,537,000)    $(723,000)
                                                                 -----------     ---------
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Loss on sale of real estate investment                             142,000       114,000
  Depreciation                                                        24,000        32,000
  Impairment loss on real estate                                     803,000             -
Changes in operating assets and liabilities:
  Short and long-term accounts receivable, net                       (40,000)      105,000
  Prepaid expenses and deposits                                       20,000        22,000
  Accounts payable and accrued liabilities                           238,000       102,000
  Environmental reserve                                              (22,000)      (94,000)
  Unearned revenue                                                    (5,000)      (49,000)
                                                                 -----------     ---------
TOTAL ADJUSTMENTS                                                  1,160,000       232,000
                                                                 -----------     ---------
NET CASH USED IN OPERATING ACTIVITIES                               (377,000)     (491,000)
                                                                 -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of real estate                              465,000       321,000
  Equipment purchases                                                      -       (45,000)
  Payments for real estate improvements                             (317,000)     (266,000)
                                                                 -----------     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            148,000        10,000
                                                                 -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term debt borrowings from related party                      454,000       544,000
  Repayment of borrowings                                           (200,000)      (50,000)
                                                                 -----------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            254,000       494,000
                                                                 -----------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             25,000        13,000
CASH, BEGINNING OF YEAR                                               29,000        16,000
                                                                 -----------     ---------
CASH, END OF YEAR                                                $    54,000     $  29,000
                                                                 ===========     =========

                See independent auditor's report and notes to
                      consolidated financial statements.

                                     - F6 -

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

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

Concentration of Credit Risk - Certain financial instruments potentially subject
----------------------------
the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. The Company

                                     - F7 -

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

places its cash with high-credit, quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large patient base. The Company maintains an allowance for doubtful accounts based on factors surrounding the credit risk of specific patients and other information. Credit losses, when realized, have been within the range of the Company's expectations.

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

Advertising - The Company expenses advertising costs as incurred.  Advertising
-----------
expense was $110,000 and $138,000 for the years ended December 31, 2000 and 1999, respectively.

Reclassification - Certain accounts were reclassified from the prior year. The
----------------
purpose of the reclassification is to give a more accurate representation of the Company's operations. The reclassifications did not effect the representation of the Company's overall performance.

2.   OPERATING RESULTS AND MANAGEMENT PLANS

The Company's net loss for 2000 was $1,537,000 compared to a $723,000 net loss for 1999. The Company generates operating profits under the one standing hospital but continues to have unprofitable subsidiary operations. Working capital and operating cash flow continue to be negative.

Management plans for 2001 include seeking partners for unit operations.

The Company will continue its efforts to sell its real estate holdings and minimize additional investments that require borrowing. Management is also seeking other sources of long-term financing necessary for further reorganization.

The Company's real estate investment consists of approximately 127 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate.

                                     - F8 -

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

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

3.   RELATED PARTY TRANSACTIONS

The Company has borrowed funds from the Chief Executive Officer and his family members, as needed, to meet real estate investment and working capital needs. As of December 31, 2000 and 1999 the balances due were $3,277,000 and $3,023,000, respectively (see Note 6). The notes bear interest at 10%, are secured by real estate and become due in 2001.

4.   LONG-TERM ACCOUNTS RECEIVABLE

As a result of insurance reimbursement restrictions, the Company has increasingly been forced to provide extended payment terms on the private balance of its patient accounts receivable balances. Such terms generally extend over one to three years and bear interest from 10% to 12%.

5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid during the year for:                2000        1999
                                                 --------    --------
     Income taxes                                $  4,000    $  6,000
     Interest                                    $116,000    $218,000

6.    DEBT

Short-term debt consists of the following:

     Notes payable to stockholders, due various dates       $3,277,000
       throughout 2001, bearing interest at 10%, secured
       by real estate holdings
     Note payable to creditor, due 2001, bearing interest   $   70,000
       at 10%, secured by real estate holdings
     Environmental reserve                                      78,000
     Total current debt                                     $3,425,000
     -------------------------------------------------------==========

Long-term debt consists of the environmental reserve amount of $1,424,000.

                                     - F9 -

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

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

The Company has future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in the amount of $40,000 through 2001.

Operations include rent expense of $80,000 in 2000 and $88,000 in 1999.

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

As of December 31, 2000, the Company had made payments totaling approximately $570,000 into the PRP group and had a cash call contribution payable of $131,000. The Company has accrued short-term and long-term liabilities of $78,000 and $1,424,000, respectively, to cover future costs under the remediation plan.

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

                                    - F10 -

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

9.   INCOME TAXES

There is no provision for income taxes due to tax losses in 2000 and 1999, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2000 and 1999 consist of the following:

                                            2000             1999
                                        -----------      -----------
     Net operating loss carryforwards   $ 4,376,000      $ 4,218,000
     Depreciation                           (38,000)        (143,000)
     Bad debt/land reserves                 530,000          185,000
     Toxic waste accrual                    511,000          518,000
     Other reserves                         231,000          171,000
                                        -----------      -----------
                                          5,610,000        4,949,000
    Less valuation allowance             (5,610,000)      (4,949,000)
                                        -----------      -----------
                                        $       -        $       -
                                        ===========      ===========

The Company has net operating loss carryforwards aggregating approximately $12,871,000, for federal income tax purposes, which expire in various years through 2015.

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

Identifiable assets by industry are those assets that are used in the Company's operations in each segment and include principally cash (including negative book balances of the segment), property, plant and equipment and other assets used in the corporate management operations. Depreciation and capital expenditures from continuing operations, including investments in real estate, for the years ended December 31, 2000 and 1999 were as follows:

                      Specialized
                        Health        Real      Other
                       Services      Estate    Activity   Consolidated
                      -----------   --------   --------   ------------
     Depreciation:
     -------------
     2000               $24,000     $    -      $    -      $ 24,000
     1999               $32,000     $    -      $    -      $ 32,000

                                    - F11 -

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

     Capital expenditures and investments in real estate:
     ----------------------------------------------------

     2000               $     -     $317,000    $    -      $317,000
     1999               $45,000     $266,000    $    -      $311,000

Segment information from continuing operations for the years ended December 31, 2000 and 1999 is as follows:

                        Specialized
                          Health         Real        Other
                         Services       Estate      Activity    Consolidated
                        -----------   -----------   ---------   ------------
Year ended December 31, 2000:
-----------------------------
Net operating revenues  $2,719,000    $    20,000   $   1,000   $ 2,740,000
                        ==========    ===========   =========   ===========
Income (loss) from
 operations             $   69,000    $(1,402,000)  $(204,000)  $(1,537,000)
                        ==========    ===========   =========   ===========

Interest expense, net                                           $  (322,000)
                                                                ===========
Identifiable assets     $1,117,000    $ 1,882,000   $     -     $ 2,999,000
                        ==========    ===========   =========   ===========

Year ended December 31, 1999:
-----------------------------
Net operating revenues  $2,636,000    $       -     $   8,000   $ 2,644,000
                        ==========    ===========   =========   ===========
Income (loss) from
 operations             $    8,000    $  (474,000)  $(257,000)  $  (723,000)
                        ==========    ===========   =========   ===========

                        Specialized
                          Health         Real        Other
                         Services       Estate      Activity    Consolidated
                        -----------   -----------   ---------   ------------
Interest expense, net                                           $  (284,000)
                                                                ===========
Identifiable assets     $1,086,000    $ 2,985,000   $     -     $ 4,071,000
                        ==========    ===========   =========   ===========

11.  EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan covering substantially all of its employees. Contributions to the Plan are made by participating employees.

                                    - F12 -

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2000 AND 1999

The Company made no contributions in 2000 and 1999, as contributions are discretionary.

12.  SUBSEQUENT EVENTS

In April 2001, the Company entered into discussions regarding the sale of the Hospital in Seattle. No transaction has been consummated as of the date of this report.

                                    - F13 -