Form 10-Q
period 2001-03-31
FRAWLEY CORP
filed 2001-10-01
CIK 38824

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarterly period ended                March 31, 2001
                              --------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHCANGE ACT OF 1934

For the transition period from ________________________ to _____________________


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

   5737 Kanan Rd. PMB 188, Agoura Hills,  California 91301
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                  (818)735-6640
-------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

________________________________________________________________________________
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO ____
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class                    Outstanding at March 31, 2001
-----------------------------------  -------------------------------------------
    Common stock, par value $1                       1,222,905

                                             Total Number of Pages 11
                                                                   --

                      FRAWLEY CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION                                          PAGE NO.

     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     March 31, 2001 and December 31, 2000 ............................         3

     Consolidated Statements of Operations -
     Three Months Ended March 31, 2001 and 2000 ......................         4

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2001 and 2000 ......................         5

     Notes to Consolidated Financial Statements ......................         6

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations ................       7-8


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings ......................................         9

     Item 5:  Other Information ......................................         9

     Item 6:  Exhibits and Reports on Form 8-K .......................        10


SIGNATURES ...........................................................        11

                          ITEM I: FINANCIAL STATEMENTS

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,           DECEMBER 31,
                  ASSETS                                        2001                  2000
                  ------                                    ------------          ------------
                                                            (Unaudited)
CURRENT ASSETS
  Cash                                                      $     54,000          $     54,000
  Accounts receivable, net                                       537,000               433,000
  Prepaid expenses and other deposits                             90,000                93,000
                                                            ------------          ------------
                  TOTAL CURRENT ASSETS                           681,000               580,000

  Long-term accounts receivable, net                                   0                95,000
  Real estate investments, net                                 1,724,000             1,723,000
  Property, plant and equipment, net                             444,000               451,000
                                                            ------------          ------------
                  TOTAL ASSETS                              $  2,849,000          $  2,849,000
                                                            ============          ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders                             $  3,303,000          $  3,277,000
  Accounts payable and accrued expenses                        1,298,000             1,230,000
  Environmental reserve                                           78,000                78,000
  Note Payable                                                    70,000                70,000
  Unearned revenue                                                93,000                30,000
                                                            ------------          ------------
                  TOTAL CURRENT LIABILITIES                    4,842,000             4,685,000

LONG TERM LIABILITIES

  Environmental reserve                                        1,424,000             1,424,000
                                                            ------------          ------------

                  STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1 per share:
  Authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
  Authorized, 6,000,000 shares, issued
  1,414,217 shares                                             1,414,000             1,414,000
  Capital surplus                                             16,986,000            16,986,000
  Accumulated deficit                                        (21,056,000)          (20,899,000)
                                                            ------------          ------------
                                                              (2,656,000)           (2,499,000)
  Less common stock in treasury,
  191,312 shares (at cost)                                      (761,000)             (761,000)
                                                            ------------          ------------
                  TOTAL STOCKHOLDERS' EQUITY                  (3,417,000)           (3,260,000)
                                                            ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  2,849,000          $  2,849,000
                                                            ============          ============

                 See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        2001              2000
                                                    -----------      -----------
REVENUES:

  Net revenues                                      $   665,000      $   796,000
                                                    -----------      -----------

COSTS AND EXPENSES:
  Cost of operations                                    492,000          426,000
  Selling, general and administrative
   expenses                                             246,000          288,000
  Interest expense                                       84,000           77,000
                                                    -----------      -----------

          TOTAL COSTS AND EXPENSES                      822,000          791,000
                                                    -----------      -----------
NET (LOSS)/INCOME                                   $  (157,000)     $     5,000
                                                    ===========      ===========


NET (LOSS)/INCOME PER SHARE:
  Continuing operations                             $      (.13)     $      .004
                                                    -----------      -----------
                                                           (.13)            .004
                                                    ===========      ===========


Weighted average number of
common shares outstanding                             1,222,905        1,222,905
                                                    ===========      ===========





                 See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                                  -----------------------------
                                                                                                    2001                2000
                                                                                                  ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)/Income                                                                                 $(157,000)          $   5,000
                                                                                                  ---------           ---------
Adjustments to reconcile net (Loss)/Income to net cash used in operating activities:
    Depreciation                                                                                      8,000               7,000

Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                                                                                (32,000)            (76,000)
  Prepaid expenses and deposits                                                                      24,000               8,000
  Accounts payable and accrued expenses                                                              68,000               9,000
  Unearned revenue                                                                                   63,000              22,000
                                                                                                  ---------           ---------

             TOTAL ADJUSTMENTS                                                                      131,000             (30,000)
                                                                                                  ---------           ---------
             Net cash used in operating activities                                                  (26,000)            (25,000)
                                                                                                  ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                                                                     0                   0
  Refunds received on real estate                                                                         0             (21,000)
                                                                                                  ---------           ---------
             Net cash used in investing activities                                                        0             (21,000)
                                                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                                                                         26,000              54,000
                                                                                                  ---------           ---------
             Net cash provided by financing activities                                               26,000              54,000
                                                                                                  ---------           ---------


NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                                                             0               8,000

CASH, BEGINNING OF PERIOD                                                                            54,000              29,000
                                                                                                  ---------           ---------

CASH, END OF PERIOD                                                                               $  54,000           $  37,000
                                                                                                  =========           =========





                 See notes to consolidated financial statements

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2001, the results of operations and changes in cash flow for the three months then ended.

NOTE 2: The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results to be expected for the full year.

                      FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended March 31, 2001, operating revenues were $668,260, which compared to revenue of the same period in 2000 of $780,060, resulted in a $111,800 decrease. In 2001, the health care operation loss was approximately $32,000 as compared to a $134,000 profit in 2000. The first quarter operating results are not necessarily an indication of the future quarters operating results. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans, there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company currently is seeking an investor to fund marketing and expansion of the health care services or a purchaser for this subsidiary. No assurance can be made that an investor or purchaser will be found.

Real Estate
-----------

The real estate operating loss during the quarter ended March 31, 2001 was approximately $93,000 as compared to a loss of $77,000 for the same period in 2000. Real estate losses continue as the Company incurs carrying costs and improvements required to sell the property.

The undeveloped real estate market in Southern California is showing signs of improvement. The Company is actively advertising the undeveloped real estate for sale.

Los Angeles County Regional Planning Commission, which governs real estate development, recently had public hearings to review a plan to further restrict development of land in the Santa Monica Mountains. The County of Los Angeles has adopted more stringent rules covering the development of raw land. These revised regulations will make it more difficult to develop the Company's property.

Liquidity and Capital Resources
-------------------------------

The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

The Seattle Hospital and outpatient treatment program reported approximately a $32,000 loss for the three months ended March 31, 2001 compared to a $134,000 profit for the three months ended March 31, 2000. Management expects that cash flow will further tighten as the Company continues to experience a transition from third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $1,022,000 was due December 31, 2000. This date has been informally extended.

The Company continues to incur legal expenses and has an obligation in 2001 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

Servicing outstanding debt continues to be a significant burden on the Company's operations.

The Company intends to raise capital for the health care business by seeking partners in health care and selling real estate. The sale of real estate may require further expenditures to prepare the land for sale which would be financed through borrowings. The sale of the property is unpredictable and highly uncertain and there is no assurance that the improvements will increase the marketability of the property. The limited resources available to the Company will be directed at revitalization of the health care business and the continued reduction of non-producing assets, as the Company seeks to find a buyer or investor for the health care business.

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

          On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as PRPs for the purpose of negotiating with the DTSC and for undertaking remediation of the site. In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRP's consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of December 31, 2000, the Company had paid over $570,000 into the PRP group and had a cash call contribution payable of $131,000. In addition, the Company carried accrued short-term and long-term liabilities of $78,000 and $1,424,000 respectively.

          The Company is in dispute with its 1988 licensee over the trademark "Classics Illustrated." In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee but would have to investigate the international trademark involving "Classics Illustrated." Management believes that there is no probable risk of loss related to this dispute.

ITEM 5:   Other Information
          -----------------

          Related Party Transactions.

          In the First Quarter 2001, Frances Swanson Trustee of the Frawley Family Trust, loaned the Corporation funds to meet short-term operating expenses. The loans were secured by the Company's real estate. The following loans were made:

          February 23rd,   2001                   $21,000.00
          March    25/th/, 2001                     4,657.17

ITEM 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FRAWLEY CORPORATION
                   ------------------------------------------
                                  (REGISTRANT)



Date:     September 26, 2001                By: s/ Michael P. Frawley
     -----------------------------             ---------------------------------
                                               Michael P. Frawley
                                                (Authorized Officer and CEO
                                                  and Chairman of the Board)