Form 10-Q
period 2001-06-30
FRAWLEY CORP
filed 2001-12-12
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934

For the quarterly period ended       June 30, 2001
                               -----------------------------------

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHCANGE ACT OF 1934

For the transition period from                        to
                               _______________________  _______________________

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

  5737 Kanan Rd. PMB # 188, Agoura Hills, California 91301
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (818)735-6640
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------
     (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___
                                             --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                       Class                    Outstanding at June 30, 2001
           ----------------------------       --------------------------------
            Common stock, par value $1                       1,222,905

                                                     Total Number of Pages 12
                                                                          -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I:  FINANCIAL INFORMATION                               PAGE NO.
     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     June 30, 2001 and December 31, 2000......................... 3

     Consolidated Statements of Operations -
     Three Months ended June 30, 2001 and 2000................... 4

     Consolidated Statements of Operations -
     Six Months Ended June 30, 2001 and 2000..................... 5

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2001 and 2000..................... 6

     Notes to Consolidated Financial Statements.................. 7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations............ 8-9


PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings.................................. 10

     Item 5:  Other Information ................................. 10

     Item 6:  Exhibits and Reports on Form 8-K................... 11


SIGNATURES ...................................................... 12

                         ITEM I:  FINANCIAL STATEMENTS
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   JUNE 30,       DECEMBER 31,
           ASSETS                                    2001             2000
           ------                                 ------------    ------------
                                                   (Unaudited)
CURRENT ASSETS
  Cash                                           $     77,000   $     54,000
  Accounts receivable, net                            518,000        433,000
  Prepaid expenses and other deposits                 121,000         93,000
                                                 ------------   ------------
      TOTAL CURRENT ASSETS                            716,000        580,000

  Long-term accounts receivable, net                   ------         95,000
  Real estate investments, net                      1,723,000      1,723,000
  Property, plant and equipment, net                  436,000        451,000
                                                 ------------   ------------
      TOTAL ASSETS                               $  2,875,000   $  2,849,000
                                                 ============   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES
  Notes payable to stockholders                  $  3,373,000   $  3,277,000
  Accounts payable and accrued expenses             1,388,000      1,230,000
  Environmental Reserve                                78,000         78,000
  Note Payable                                         70,000         70,000
  Unearned revenue                                     84,000         30,000
                                                 ------------   ------------
      TOTAL CURRENT LIABILITIES                     4,993,000      4,685,000

LONG TERM LIABILITIES

  Environmental Reserve                             1,424,000      1,424,000
                                                 ------------   ------------

      TOTAL LIABILITIES                             6,417,000      6,109,000

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1 per share:
  Authorized, 1,000,000 shares; none issued
  Common stock, par value $1 per share;
  Authorized, 6,000,000 shares, issued
  1,414,217 shares                                  1,414,000      1,414,000
  Capital surplus                                  16,986,000     16,986,000
  Accumulated deficit                             (21,181,000)   (20,899,000)
                                                 ------------   ------------

                                                   (2,781,000)    (2,499,000)
  Less common stock in treasury,
  191,312 shares (at cost)                           (761,000)      (761,000)
                                                 ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                     (3,542,000)    (3,260,000)
                                                 ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  2,875,000   $  2,849,000
                                                 ============   ============

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended
                                                  June 30,
                                         -------------------------
                                              2001        2000
                                         -------------------------
REVENUES:

  Net revenues                           $  690,000    $  619,000
                                         ----------    ----------

COSTS AND EXPENSES:
  Cost of operations                        446,000       449,000
  Selling, general and administrative
   expenses                                 283,000       307,000
  Interest expense                           86,000        79,000
                                         ----------    ----------

      TOTAL COSTS AND EXPENSES              815,000       835,000
                                         ----------    ----------

NET LOSS                                 $ (125,000)   $ (216,000)

NET LOSS PER SHARE:
  Continuing operations                  $     (.10)   $     (.18)

weighted average number of
common shares outstanding                 1,222,905     1,222,905


                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Six Months Ended
                                                        June 30,
                                                 -----------------------
                                                     2001         2000
                                                 -----------------------
REVENUES:
Net Revenues                                     $1,359,000   $1,415,000
Loss from sale of real estate                        (4,000)           -
                                                 ----------   ----------
    TOTAL REVENUES                                1,355,000    1,415,000

COSTS AND EXPENSES:
Cost of operations                                  938,000      875,000
Selling, general and administrative
  expenses                                          529,000      595,000
Interest expense                                    170,000      156,000
                                                 ----------   ----------

             TOTAL COST AND EXPENSES              1,637,000    1,626,000
                                                 ----------   ----------

NET LOSS                                         $ (282,000)    (211,000)
                                                 ==========   ===========

NET LOSS PER SHARE:
  Continuing operations                          $    (0.23)  $    (0.17)
                                                 ==========   ==========

Weighted average number of
  common shares outstanding                       1,222,905    1,222,905
                                                 ==========   ==========

                See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Six Months Ended
                                                      June 30,
                                                ---------------------
                                                 2001         2000
                                                ---------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $(282,000)   $(211,000)
                                                ---------    ---------
Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation                                     16,000       15,000
Changes in operating assets and liabilities:
  Short- and long-term accounts
     receivable, net                              106,000       74,000
  Prepaid expenses and deposits                    (8,000)     (21,000)
  Accounts payable and accrued expenses           147,000      108,000
  Unearned revenue                                (55,000)
                                                ---------

             TOTAL ADJUSTMENTS                    206,000      176,000
                                                ---------    ---------
             Net cash used in
             operating activities                 (76,000)     (35,000)
                                                ---------    ---------


  Payments for real estate investments              4,000     (104,000)
                                                ---------    ---------
             Net cash used in
             investing activities                   4,000      104,000)
                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                       95,000      161,000

             Net cash provided by
             financing activities                  95,000      161,000
                                                ---------    ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                      23,000       23,000

CASH, BEGINNING OF PERIOD                          54,000       29,000
                                                ---------    ---------

CASH, END OF PERIOD                             $  77,000    $  51,000
                                                =========    =========

                See notes to consolidated financial statements.
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001, the results of operations and changes in cash flows for the six months then ended.

NOTE 2: The results of operations for the six months ended June 30, 2001 as compared to the results of 2000 are not necessarily indicative of results to be expected for the full year.

                     FRAWLEY CORPORATION AND SUBSIDIARIES

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended June 30, 2001, operating revenues from Specialized Health Services increased by $68,000 when compared to the same period in 2000. For the three months ending June 30, 2001 the health care operation reported a $12,000 profit compared to a $50,000 loss for the same period in 2000. For the six months ended June 30, 2001 Net Revenue was $1,355,000 compared to $1,398,000 in 2000 a reduction of $43,000 and the loss of $20,000 compared disfavorably to the 2000 profit of $84,000. Although revenue decreased slightly, the Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company is currently seeking an investor to fund marketing and expansion of the health care services or a purchaser for the subsidiary. No assurances can be made that an investor will be found.

Real Estate
-----------

For the quarter ended June 30, 2001, Real Estate Operations loss was $88,000 compared to a loss in 2000 of $111,000. During the first six months of this year Real Estate losses were $181,000 as compared to a loss of $188,000 for the same period in 2000. Real estate losses continue as the Company incurs carrying costs and costs of improvements required to sell the property.

The undeveloped real estate market remains uncertain due to the downturn of the economy. The Company is actively advertising the undeveloped real estate for sale.

The Los Angeles County Regional Planning Commission, which governs real estate development, recently had public hearings to review a plan to further restrict development of land in the Santa Monica Mountains. The County of Los Angeles has adopted more stringent rules covering the development of raw land. These revised regulations will make it more difficult to develop the Company's property.

Liquidity and Capital Resources
-------------------------------

The Company's recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

The Seattle Hospital and outpatient treatment program reported a $17,000 loss for the six months ended June 30, 2001 compared to a $84,000 profit for the six months ended June 30, 2000. Management expects that cash flow will further tighten as the Company continues to experience a transition from the third party reimbursement to direct payment from patients. Debt secured by the Seattle Hospital in the amount of $1,022,000 was due December 31,2000. The Company has been unable to make its interest payments since February 2001. The Company has informed the lender that they are actively trying to obtain financing for the business.

The Company continues to incur legal expenses and has an obligation in 2001 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

Servicing outstanding debt continues to be a significant burden on the Company's operations.

The Company intends to raise capital for the health care business by seeking partners in health care and selling real estate. The sale of real estate may require further expenditure to prepare the land for sale, which would be financed through borrowings. The sale of the property is unpredictable and highly uncertain and there is no assurance that the improvements will increase the marketability of the property. The limited resources available to the Company will be towards the health care business and the continued reduction of non-producing assets.

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

ITEM 5: Other Information
        -----------------

        Related Party Transactions.

        In the Second Quarter 2001, Frances Swanson, Trustee of the Frawley Family Trust, loaned the Corporation funds to meet short term operating expenses. The loans were secured by the Company's real estate. The following loans were made:

        April 10/th/ ,2001                 $14,000.00
        April 13/th/ ,2001                   6,200.00
        May 8/th/    ,2001                   8,295.20

        June 5/th/  ,2001                  14,974.21
        June 27/th/ ,2001                  27,489.00


ITEM 6: Exhibits and Reports on Form 8-K
        --------------------------------

        No reports on form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FRAWLEY CORPORATION
                               ---------------------------------------
                                          (REGISTRANT)



  Date:      December 12, 2001    By /s/ Michael P. Frawley
       -----------------------  -----------------------------------------------
                                               MICHAEL P. FRAWLEY, President
                                               (Authorized Officer and Chief
                                               Financial Officer)