Form 10-Q
period 2001-09-30
FRAWLEY CORP
filed 2002-01-15
CIK 38824

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---
ACT OF 1934

For the quarterly period ended     September 30, 2001.
                               ----------------------  ----------------------
                                      OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to________________________

Commission File Number            1-6436
                      --------------------------------

                              FRAWLEY CORPORATION
-------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                            95-2639686
-------------------------------------------------------------   ------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
                    (I.R.S. EMP I.D. NO)

5737 Kanan Rd. PMB 188, Agoura Hills, California        91301
-----------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (818)735-6640
----------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

_______________________________________________________________________________
     (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO_____
   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                         Outstanding at September 30, 2001
-----------------------------           -------------------------------------

Common stock, par value $1                            1,222,905

                                         Total Number of Pages 12
                                                              -----

                     FRAWLEY CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I:  FINANCIAL INFORMATION                                          PAGE NO.
     Item 1:  Financial Statements

     Consolidated Balance Sheets -
     September 30, 2001 and December 31, 2000..........................     3

     Consolidated Statements of Operations -
     Three Months Ended September 30, 2001 and 2000....................     4

     Consolidated Statements of Operations -
     Nine Months Ended September 30, 2001 and 2000.....................     5

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 2001 and 2000.....................     6

     Notes to Consolidated Financial Statements........................     7

     Item 2:  Management's Discussion and Analysis
     of Financial Condition and Results of Operations..................   8-9

PART II:  OTHER INFORMATION

     Item 1:  Legal Proceedings........................................    10

     Item 5:  Other Information ....................................... 10-11

     Item 6:  Exhibits and Reports on Form 8-K.........................    11


SIGNATURES.............................................................    12

                         ITEM I:  FINANCIAL STATEMENTS
                     FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                SEPTEMBER 30,   DECEMBER 31,
                  ASSETS                           2001            2000
                  ------                       -------------   ------------
                                                 (Unaudited)
CURRENT ASSETS
 Cash                                           $    103,000   $      54,00
 Accounts receivable, net                            333,000        433,000
 Prepaid expenses and other deposits                  90,000         93,000
                                                ------------   ------------
  TOTAL CURRENT ASSETS                               526,000        580,000

 Long-term accounts receivable, net                  167,000         95,000
 Real estate investments, net                      1,575,000      1,723,000
 Property, plant and equipment, net                  428,000        451,000
                                                ------------   ------------
   TOTAL ASSETS                                 $  2,696,000   $  2,849,000
                                                ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
 Notes payable to stockholders                  $  3,422,000   $  3,277,000
 Accounts payable and accrued expenses            1,498,000      1,230,000
 Environmental reserve                                78,000         78,000
 Note Payable                                         70,000         70,000
 Unearned revenue                                     26,000         30,000
                                                ------------   ------------
   TOTAL CURRENT LIABILITIES                       5,094,000      4,685,000

LONG TERM LIABILITIES
 Environmental Reserve                             1,424,000      1,424,000
                                                ------------   ------------

   TOTAL LIABILITIES                               6,518,000      6,109,000

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1 per share:
 Authorized, 1,000,000 shares; none issued
 Common stock, par value $1 per share;
 Authorized, 6,000,000 shares, issued
 1,414,217 shares                                  1,414,000      1,414,000
 Capital surplus                                  16,986,000     16,986,000
 Accumulated deficit                             (21,461,000)   (20,899,000)
                                                ------------   ------------

                                                 ( 3,061,000)   ( 2,499,000)
 Less common stock in treasury,
 191,312 shares (at cost)                           (761,000)      (761,000)
                                                ------------   ------------
   TOTAL STOCKHOLDERS' EQUITY                     (3,822,000)    (3,260,000)
                                                ------------   ------------

1TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  2,696,000   $  2,849,000
                                                ============   ============

                 See notes to consolidated financial statements.

                     FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months Ended
                                              September 30,
                                        --------------------------
                                           2001            2000
                                        ----------      ----------
REVENUES:
 Net  revenue                           $  547,000      $  707,000

COSTS AND EXPENSES:
 Cost of operations                        418,000         449,000
 Selling, general and administrative
  expenses                                 294,000         356,000
 Interest expense                           88,000          84,000
 Loss from sale of real estate              27,000         125,000
                                        ----------      ----------

   TOTAL COSTS AND EXPENSES                827,000       1,014,000
                                        ----------      ----------

NET LOSS                                  (280,000)     $( 307,000)
                                        ==========      ==========

NET LOSS PER SHARE:
 Continuing operations                  $     (.23)     $     (.25)
                                        ==========      ==========

Weighted average number of
common shares outstanding                1,222,905       1,222,905
                                        ==========      ==========

                See notes to consolidated financial statements.

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Nine Months Ended
                                               September 30,
                                        --------------------------
                                            2001          2000
                                        ------------  ------------
REVENUES:
Net Revenues                            $ 1,906,000   $  2,122,000
                                         ----------     ----------

TOTAL REVENUES                            1,906,000      2,122,000

COSTS AND EXPENSES:
Cost of operations                        1,356,000      1,324,000
Selling, general and administrative
  expenses                                  823,000        951,000
Interest expense                            258,000        240,000
Loss from sale of real estate                31,000        125,000
                                         ----------     ----------

             TOTAL COST AND EXPENSES      2,468,000      2,640,000
                                         ----------     ----------


NET LOSS                                $  (562,000)  $   (518,000)
                                         ==========     ==========

NET LOSS PER SHARE:
  Continuing operations                 $     (0.46)  $      (0.42)
                                         ==========     ==========

Weighted average number of
  common shares outstanding               1,222,905      1,222,905
                                         ==========     ==========

                See notes to consolidated financial statements.

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                            2001         2000
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $(562,000)   $(518,000)
                                                          ---------    ---------
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Loss on sale of real estate investment                     31,000      125,000
  Depreciation                                               23,000       23,000
  Changes in operating assets and liabilities:
  Short and long-term accounts
     receivable, net                                         28,000     ( 34,000)
  Prepaid expenses and deposits                               3,000        6,000
  Accounts payable and accrued expenses                     268,000      117,000
  Unearned revenue                                           (4,000)      18,000
                                                          ---------    ---------

             TOTAL ADJUSTMENTS                              349,000      255,000
                                                          ---------    ---------
             Net cash used in
               operating activities                        (213,000)    (263,000)
                                                          ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Equipment purchases                                             -            -
  Environmental reserve paydown                                   -            -
  Payments for real estate improvements                    (  5,000)    (291,000)
                                                          ---------    ---------
              Net cash used in
              investing activities                         (  5,000)    (291,000)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Short-term debt borrowings                                145,000      332,000
  Proceeds from sale of real estate                         122,000      465,000
  Repayment of borrowings                                         -     (200,000)
                                                          ---------    ---------
             Net cash provided by
              financing activities                          267,000      597,000
                                                          ---------    ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                49,000       43,000

CASH, BEGINNING OF PERIOD                                    54,000       29,000
                                                          ---------    ---------

CASH, END OF PERIOD                                       $ 103,000    $  72,000
                                                          =========    =========

                See notes to consolidated financial statements.

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 2001, the results of operations and changes in cash flows for the nine months then ended.

NOTE 2: The results of operations for the nine months ended September 30, 2001 as compared to the results of 2000 are not necessarily indicative of results to be expected for the full year.

                      FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Specialized Health Services
---------------------------

During the quarter ended September 30, 2001, operating revenues from Specialized Health Services decreased by $160,000 when compared to the same period in 2000. For the three months ending September 30, 2001, the health care operation reported a $99,000 loss compared to a $38,000 profit for the same period in 2000. For the nine months ended September 30, 2001 the Net Revenue was $1,899,000 compared to $2,104,000 in 2000 and the loss of $117,000 compared disfavorably to the 2000 profit of $121,000. The Company continues to face serious difficulties in attracting patients. There is a decreasing number of insurance carriers providing benefits for inpatient treatment and in many HMO plans there is little coverage for chemical dependency treatment. Emphasis by insurance carriers on less expensive outpatient treatment programs makes the Company's inpatient treatment less accessible to many potential patients. The Company continues to present a strong argument for the success rate of the Schick program, compared to other programs, but a more prevalent theme in health care today is the cost of a program not the efficacy of the treatment. The Company will continue to explore more effective ways of attracting patients to the inpatient program.

The Company is currently seeking an investor to fund marketing and expansion of the health care services or a purchaser for this subsidiary. No assurances can be made that an investor will be found.


Real Estate
-----------

For the quarter ending September 30, 2001 Real Estate Operations loss was $143,000 compared to a loss in 2000 of $301,000. During the nine months ended September 30, 2001 the real estate losses were $324,000 as compared to a loss of $489,000 for the same period in 2000. Real estate losses continue as the company incurs carrying costs and costs of improvements required to sell the properties.

In the third quarter, the Company sold a 40 Acre parcel for $122,500 to a third party and recorded a loss on the sale in the amount of $27,000.

The undeveloped real estate market remains uncertain due to the down turns of the economy. The Company is actively advertising the undeveloped real estate for sale.

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

The Health Services reported a net operating loss of $117,000 for the nine months ended September 30, 2001 compared to a profit of $121,000 in 2000. Debt secured by the Seattle Hospital in the amount of $1,022,000 was due December 31, 2000. The Company has been unable to make its interest payments since February 2001. The Company has informed the lender that they are actively trying to obtain financing for the business.

The Company continues to incur legal expenses and has an obligation in 2001 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

Servicing outstanding debt continues to be a significant burden on the Company's operations.

The Company intends to raise capital for the Health Care business by seeking partners in health care. The sale of real estate may require further expenditure to prepare the land for sale. The sale of the property is unpredictable and highly uncertain and there is no assurance that the improvements will increase the marketability of the property.

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

         On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRP'S consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of September 30, 2001, the Company had paid over $570,000 into the PRP group and had a cash call contribution payable of $131,000. In addition, they carried accrued short-term and long-term liabilities of $78,000 and $1,424,000 respectively.

         The Company is in dispute with its 1988 licensee over the trademark "Classics Illustrated". In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee but would have to investigate the international trademark involving "Classics Illustrated." Management believes that there is no probable risk of loss related to this dispute.

ITEM 5:  Other Information
         -----------------

         Related Party Transactions

         In the third quarter 2001, Frances Swanson, Trustee of the Frawley Family Trust, loaned the Corporation funds to meet operating expenses. The loans were secured by the Company's real estate. The following loans were made in the third quarter:

         July       6/th/, 2001     $  4,018.00
         July      16/th/, 2001     $ 11,589.06
         August    17/th/, 2001     $ 23,000.00

         September 26/th/, 2001     $ 10,000.00

ITEM 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         No reports on form 8-K were filed during the quarter ended September 30, 2001

                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       FRAWLEY CORPORATION
                               ---------------------------------------
                                          (REGISTRANT)





  Date:    January 15, 2002         By: /S/ MICHAEL P. FRAWLEY
       ---------------------------      --------------------------------
                                        Michael P. Frawley, President
                                        Authorized Officer and Chief
                                        financial Officer)