Form 10KSB
period 2001-12-31
FRAWLEY CORP
filed 2002-05-09
CIK 38824

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
     ACT OF 1934

For the fiscal year ended                December 31, 2001
                         -------------------------------------------------------

                                         OR

______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

   5737 Kanan Road PMB 188,     Agoura Hills,   California        91301
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                  (818)735-6640
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

Securities registered pursuant to Section 12 (b) of the Act:      None
                                                             ---------------

Securities registered pursuant to Section 12 (g) of the Act:      None
                                                             ---------------

Title of each class
-------------------

Common Stock, par value $1.00 per share
---------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO______
   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    X
                                       -----

Revenues from continuing operations as of December 31, 2001: $35,000

The Company's stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of May , 2002.

Number of shares of Common Stock outstanding as of May 8, 2002: 1,222,905 shares.

Documents incorporated by reference - portions of the Information Statement to be filed with the Securities and Exchange Commission in connection with the Annual Election of Directors are incorporated by reference into Part III hereof.

Total number of pages, including cover page and exhibits 26.

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

--------------------------------------------------------------------------------

SPECIALIZED HEALTH SERVICES

                 Company Owned Inpatient Hospital: The Company currently leases and operates under the name of Schick Shadel Hospital, one hospital located in Seattle, Washington with 63 licensed beds. The Seattle hospital is devoted primarily to the treatment of chemical dependency and is not operated for general hospital purposes. This hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations, as well as other federal and state accrediting authorities.

                 The patients usually remain for a basic treatment of approximately 14 days consisting of an initial admission of 10 days followed by two reinforcement stays lasting 1 to 2 days each, generally 1 week and 2 weeks after the initial discharge. Additionally, patients receive two years of aftercare services and may return for post-reinforcement treatment as needed. Patients requiring detoxification may require one to four days additional hospitalization during their initial admission. Treatment consists of four principal aspects: (1) a detoxification period, during which the patient is medically withdrawn from alcohol and or drugs; (2) conditioned-reflex aversion treatment where patients are furnished alcoholic beverages or synthetic drugs under circumstances which produce an unpleasant reaction for the purpose of inducing an aversion; (3) sodium pentothal interviews; and (4) professional aftercare counseling. The hospital is under the direction of a full-time physician. In addition, other physicians, registered nurses and specially trained counselors are on staff.

                 Due to the hospital's continued losses and its inability to pay interest on its secured $1,022,000 loan on the hospital property for more than a year, the Board of Directors of the Company has unanimously voted to sell or close this business within the first six months of 2002.

                 Effective February 1, 2002 the Company entered into a Settlement Agreement with a related party holding outstanding notes payable in the amount of $1,022,000 for the hospital property in Seattle, Washington. Under the terms of the agreement, the Company sold the hospital land, building and related property and equipment to the related party for a purchase prince in the amount of the principal of the notes ($1,022,000) and accrued interest ($174,000). Also effective February 1, 2002, the Company entered into a lease agreement with the related party whereby the Company is permitted to lease the hospital facility for 36 months, with an option to repurchase the property from the related party at an amount equal to the original principal indebtedness plus accumulated interest and attorney's fees. The principal amount of indebtedness was owed to Frances Swanson, individually, and Frances Swanson, Successor Trustee of the Frawley Family Trust. Frances Swanson is the Chairman's sister.

                 The Company is currently negotiating with a group of former patients to purchase the hospital. If the negotiation fails, then the Company will close down the hospital. The Company is also attempting to attract a third party tenant for the leased facility.

                 Company Owned Outpatient Programs: During 2001, the Company decided to focus entirely on the inpatient services it provides and therefore closed its two outpatient facilities.

                 Competition and Sources of Revenue: The hospital encounters competition from other facilities and methods of alcohol, cocaine, marijuana and nicotine addiction. The success of the hospital operations substantially depends on public acceptance of the services provided by the hospital and its ability to attract referrals from health professionals and administrators, which factors are influenced by the efficacy of the services rendered, the hospital's reputation for effective results, marketing, the cost of care and the location and scope of services offered by the facilities. The hospital is conducting local marketing activities with employers in its area and other potential referral sources to increase the number of patients referred to the hospital. The hospital faces substantial competition from companies which offer both general psychiatric care and chemical dependency treatment.

                 Limitations imposed by insurance carriers on their coverage and lower reimbursement rates for chemical dependency treatment plus increased competition in all market areas served by the hospital have effected the occupancy level. Competition from utilization programs (which review the utilization of health care by the insured in order to reduce unnecessary medical expenses) and managed care systems (which systems provide health care coverage only with certain, identified providers who have contracted with the system to provide these services) continue to impact the hospital's ability to attract patients.

                 Utilization programs have resulted in many mental health services (including chemical dependency services) being denied for coverage by insurance companies and either not provided to an insured or not paid for by the insurance carrier. Managed care systems have severely limited the ability of patients to select the health care provider, as only treatment services provided by the system's providers are covered by insurance. Accordingly, many patients who seek treatment at the hospital are unable to be treated there, as the hospital is not a provider in the managed care network in which that potential patient participates. Since the hospital has not successfully contracted managed care systems to provide chemical dependency treatment services to the insured covered by that system, the potential population of patients for the hospital has decreased. Another trend in the health care industry that has affected the hosptial is the general reduction in benefits offered by employers to employees for mental health care, which includes chemical dependency treatment. Furthermore, insurance carriers are increasing their pre-authorization admission review activities, resulting in substantially fewer approved admissions to the hospital. The Company believes that these trends are escalating and are causing significant problems to the profitability of the hospital's business. Since the individuals treated at the Company's hospital have significantly reduced levels of insurance coverage, the patient's balance owing after insurance payment has increased substantially thereby increasing collection risks. Additionally, insurance carriers have increased the time period required to review claims, thereby delaying payment and increasing the accounts receivable. Another factor affecting the chemical dependency treatment industry is that insurance carriers, in their efforts to manage the costs of chemical dependency treatment, have caused an increase in the utilization of out-patient services, due to the lower cost of providing chemical dependency services on an outpatient basis.

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

                 Legislative, regulatory and policy changes by governmental agencies (including reduction of budgets for payments under state and federal governmental care reimbursement programs and the regulation of the relationship of, physicians and health care businesses) have impacted the hospital's ability to generate revenue and the utilization of its health care facilities.

--------------------------------------------------------------------------------

REAL ESTATE

                 The Company's real estate consists of approximately 67 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $1,276,000 as of the end of 2001, and are subject to mortgage debt, held by five stockholders and aggregating approximately $2,416,000. The Company continues to invest resources in the real estate and it will continue its efforts to sell the land (see Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).

--------------------------------------------------------------------------------

EMPLOYEES

                 Frawley Corporation and its subsidiaries employ an aggregate of approximately 51 persons and management believes that employee relations are satisfactory.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES
-------------------

                 The principal facilities used by Frawley Corporation and its subsidiaries in their businesses include the one leased property described below.

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

--------------------------------------------------------------------------------

ITEM 3: LEGAL PROCEEDINGS
-------------------------

                 The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties"
                 (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California - Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Harley Pen Company previously owned by the Company.

                 On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site.

                 In January 1998, the final remediation plan was approved by the State and in January of 1999 the PRPs consented to the plan and related allocation of costs. The consent decree was approved by the Court.

                 As of December 31, 2001 the Company had paid over $570,000 into the PRP group and had a cash call contribution payable of $131,000 In addition, the Company has accrued $78,000 for a total short-term and long-term liability in the amount of $209,000 and $1,424,000, respectively, to cover estimated cost related to the remediation plan.

                 The Company is in dispute with its 1988 licensee over the trademark "Classics Illustrated." In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sub-licensee in Greece. Pursuant to the license agreement, the Company notified the licensee that the licensee would have to investigate the international trademark involving "Classics Illustrated." Management believes that there is no probable risk of loss related to this dispute.

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                 Not Applicable.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS
------------------------------------------------------------------------------

                 The Company's stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

                 The approximate number of holders of record for Frawley Corporation's Common Stock as of December 31, 2001 was 746.

                 No dividends have been paid in the periods shown above.

--------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERALL SUMMARY

                 Net revenues from continuing operations from the Company decreased $2,705,000, or approximately 99% in 2001 when compared to 2000. The large decrease is due to the fact that the Company discontinued its hospital operations during the year. Revenue and expenses related to the hospital's operations are classified as discontinued operations in 2001. Net loss was $797,000 in 2001 compared to a $1,537,000 net loss in 2000.
                 Interest expense in 2001 was $245,000 compared to $322,000 in 2000. Selling, general and administrative expenses were $169,000 in 2001 as compared to $1,218,000 in 2000.

--------------------------------------------------------------------------------

SPECIALIZED HEALTH SERVICES

                 Revenues from the hospital and contract units decreased by 13% in 2001 compared to 2000. The Company is spending more in outreach marketing to attract new patients. The hospital's loss before interest expense was $120,000 in 2001 when compared to income of $171,000 in 2000. Competition from other treatment programs intensified during 2001 and 2000, together with stronger emphasis by insurance carriers on outpatient treatment instead of inpatient programs.

                 In 2001, the Company's Board of Directors unanimously voted to discontinue the operations of the hospital and seek a buyer for the division. The Company is currently in negotiations with a group of former patients to purchase the division, but no assurances can be given that a deal will be consummated. If a buyer cannot be obtained, the Company will close down the operations.

--------------------------------------------------------------------------------

REAL ESTATE
                 During 2001, the Company sold two parcels of land for $122,500 and $450,000 which resulted in a reduction in the Company's reserve for real estate losses in the amount of $211,000 in total. The Company used approximately $282,000 of the proceeds from the two sales to retire related debt and accrued interest. The real estate operating losses before interest expense was $213,000 in 2001 when compared to a loss of $1,260,000 in 2000.
                 Real estate losses continued as the Company incurs carrying costs.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

                 The Company's recurring losses from continuing operations, its decision to discontinue the hospital operations and the difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

                 Real Estate and Corporate overhead continue to produce losses that the operating business is unable to absorb. The required investments in real estate are currently funded from loans.

                 During 2001 and 2000, the Company incurred additional debt of $373,000 and $454,000, respectively. The notes are with related parties, bear interest at 10%, and are due in 2002. The funds were use to meet working capital requirements, and secured by the Company's real estate holdings.

                 The Company intends to meet this obligation from real estate sales.

                 The real estate division is currently in default on various other notes payable totaling $2,416,000 which became due on various dates in 2001.

                 Management intends to sell the hospital operations, continue to sell real estate holdings and reduce non-producing assets and overhead.

                 The following measurements indicate the trends in the Company's liquidity from continuing operations:


                                                      December 31,
                                               2001                2000
                                          ---------------    ----------------

Working capital deficiency                  $(3,386,000)         $(4,105,000)
Current ratio                                 .06 to 1             .12 to 1

--------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

                 See the consolidated financial statements and the notes thereto which begin on page F1.
--------------------------------------------------------------------------------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

                 None.

--------------------------------------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

                 There is hereby incorporated by reference the information which will appear under the caption "Cash Compensation of Executive Officers" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

                 There is hereby incorporated by reference the information which will appear under the caption "Ownership of the Company's Securities" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.

--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

                 There is hereby incorporated by reference the information which will appear under the caption "Certain Relationships and Related Transactions" in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Election of Directors.

--------------------------------------------------------------------------------

                                   PART IV

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

(a)  1.  List of Financial Statements:                        Page Numbers
                                                              ------------

         Independent Auditors' Report                              F1

         Financial Statements

                 Consolidated Balance Sheet
                 as of December 31, 2001                           F2-F3

         Financial Statements for the Years
         Ended December 31, 2001 and 2000

                 Consolidated Statements of
                 Operations                                        F4

                 Consolidated Statements of
                 Stockholders' Deficit                             F5

                 Consolidated Statements of
                 Cash Flows                                        F6

                 Notes to Consolidated Financial
                 Statements                                        F7-F12

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

(b)  Reports on Form 8-K:

     The Company filed an 8K report on February 13, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Frawley Corporation
--------------------------------------------------------------------------------
                                  (Registrant)

By:                         /s/ Michael P. Frawley
   -----------------------------------------------------------------------------
                               Michael P. Frawley
                          CEO and Chairman of the Board

Date                              May 8, 2002
     ---------------------------------------------------------------------------

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

                                   May 8, 2002
--------------------------------------------------------------------------------
                                     (Date)

                              /s/ Eileen Callahan
--------------------------------------------------------------------------------
                                 Eileen Callahan
                          Vice President and Secretary

                                   May 8, 2002
--------------------------------------------------------------------------------
                                     (Date)

LaRue, Corrigan & McCormick LLP
Certified Public Accountants
                                         5959 Topanga Canyon Boulevard, Suit 180
                                             Woodland Hills, California 91367
                                                  Telephone 818-587-9300
                                                  Facsimile 818-347-0904
                                                         lcmcpa.com
                                                           [XXXX]

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Frawley Corporation
Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Frawley Corporation and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The 2001 and 2000 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management's plans concerning these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LaRue, Corrigan & McCormick LLP

LaRue, Corrigan & McCormick LLP
Woodland Hills, California
April 8, 2002

                                      - F1 -

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001

                                    ASSETS
                                    ------

CURRENT ASSETS

     Cash (Note 1)                                              $    135,000
     Prepaid expenses and deposits                                    66,000
     Current assets of discontinued operations (Note 2)              542,000
                                                               --------------

          TOTAL CURRENT ASSETS                                       743,000
                                                               --------------

OTHER ASSETS

     Real estate investments (Notes 4 and 6)                       1,276,000
     Non-current assets of discontinued operations (Note 2)          416,000
                                                               --------------

          TOTAL OTHER ASSETS                                       1,692,000
                                                               --------------

TOTAL ASSETS                                                    $  2,435,000
                                                               ==============

See independent auditors' report and notes to consolidated financial statements.

                                      - F2 -

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
     Notes payable to stockholders (Notes 4 and 6)                $  2,416,000
     Accounts payable and accrued expenses                             962,000
     Environmental reserve (Note 8)                                    209,000
     Current liabilities of discontinued operations
          (Note 2)                                                   1,481,000
                                                                ---------------

          TOTAL CURRENT LIABILITIES                                  5,068,000

LONG-TERM LIABILITIES
     Environmental reserve (Note 8)                                  1,424,000
                                                                ---------------

TOTAL LIABILITIES                                                    6,492,000
                                                                ---------------

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 and 8)

STOCKHOLDERS' DEFICIT

     Preferred stock, $1.00 par value, 1,000,000
          shares authorized, no shares issued                                -
     Common stock, $1.00 par value, 6,000,000 shares
          authorized, 1,414,217 shares issued                        1,414,000
     Capital surplus                                                16,986,000
     Accumulated deficit                                           (21,696,000)
                                                                ---------------

                                                                    (3,296,000)
     Less common stock in treasury, 191,312 shares
          (at cost)                                                   (761,000)
                                                                ---------------

TOTAL STOCKHOLDERS' DEFICIT                                         (4,057,000)
                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  2,435,000
                                                                ===============

See independent auditors' report and notes to consolidated financial statements.

                                      - F3 -

                      FRAWLEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                         2001             2000
                                                                    -------------    -------------
REVENUES
      Net operating revenues                                         $    35,000      $ 2,740,000

COSTS AND EXPENSES
      Cost of operations                                                 196,000        1,792,000
      Selling, general and administrative
         expenses (Note 9)                                               169,000        1,218,000
      Impairment loss on real estate                                         -            803,000
      Loss on sale of real estate                                            -            142,000
      Interest expense (Note 4)                                          245,000          322,000
                                                                    -------------    -------------

TOTAL COSTS AND EXPENSES                                                 610,000        4,277,000
                                                                    -------------    -------------

LOSS FROM CONTINUING OPERATIONS                                         (575,000)      (1,537,000)

LOSS FROM DISCONTINUED OPERATIONS                                       (222,000)             -
                                                                    -------------    -------------

NET LOSS                                                             $  (797,000)     $(1,537,000)
                                                                    =============    =============

LOSS PER SHARE FORM CONTINUING OPERATIONS, COMMON                    $     (0.47)     $     (1.26)
                                                                    -------------    -------------

NET LOSS PER SHARE, COMMON                                           $     (0.65)     $     (1.26)
                                                                    -------------    -------------

FULLY DILUTED                                                        $     (0.65)     $     (1.26)
                                                                    -------------    -------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   1,222,905        1,222,905
                                                                    =============    =============

See independent auditors' report and notes to consolidated financial statements.

                                      - F4 -

                       FRAWLEY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      YEARS ENDED DECEMBER 31, 2001 AND 2000

                             Common Stock
                     --------------------------      Capital         Accumulated       Treasury
                        Shares         Amount        Surplus           Deficit           Stock           Total
                     -----------   ------------  ---------------  ----------------  --------------  --------------

January 1, 2000       1,414,000      $1,414,000    $16,986,000      $(19,362,000)     $ (761,000)    $ (1,723,000)

Net loss                    -               -              -          (1,537,000)            -         (1,537,000)
                     -----------   ------------  ---------------  ----------------  --------------  --------------

December 31, 2000     1,414,000       1,414,000     16,986,000       (20,899,000)       (761,000)      (3,260,000)

Net loss                    -               -              -            (797,000)            -           (797,000)
                     -----------   ------------  ---------------  ----------------  --------------  --------------

December 31, 2001     1,414,000      $1,414,000    $16,986,000      $(21,696,000)     $ (761,000)     $(4,057,000)
                     ===========   ============  ===============  ================  ==============  ==============

See independent auditors' report and notes to consolidated financial statements.

                                      - F5 -

                       FRAWLEY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 2001 AND 2000

CASH FLOWS FROM OPERATING ACTIVITIES:                                      2001                2000
                                                                     --------------      --------------

Net Loss                                                              $   (797,000)       $ (1,537,000)
                                                                     --------------      --------------
Adjustments to reconcile net loss to net
        cash used in operating activities:
     Loss on sale of real estate investment                                    -               142,000
     Depreciation                                                              -                24,000
     Net change in assets of discontinued operations                        79,000                 -
     Net change in liabilities of discontinued operations                  150,000                 -
     Impairment loss on real estate                                            -               803,000
Changes in operating assets and liabilities:
     Short and long-term accounts receivable, net                              -               (40,000)
     Prepaid expenses and deposits                                         (30,000)             20,000
     Accounts payable and accrued liabilities                              141,000             238,000
     Environmental reserve                                                     -               (22,000)
     Unearned revenue                                                          -                (5,000)
                                                                     --------------      --------------

TOTAL ADJUSTMENTS                                                          340,000           1,160,000
                                                                     --------------      --------------

NET CASH USED IN OPERATING ACTIVITIES                                     (457,000)           (377,000)
                                                                     --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of real estate                                 573,000             465,000
     Payments for real estate improvements                                (126,000)           (317,000)
                                                                     --------------      --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                  447,000             148,000
                                                                     --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Short-term debt borrowings from related party                         373,000             454,000
     Repayment of borrowings                                              (282,000)           (200,000)
                                                                     --------------      --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   91,000             254,000
                                                                     --------------      --------------

NET INCREASE IN CASH                                                        81,000              25,000

CASH, BEGINNING OF YEAR                                                     54,000              29,000
                                                                     --------------      --------------

CASH, END OF YEAR                                                     $    135,000        $     54,000
                                                                     ==============      ==============

See independent auditors' report and notes to consolidated financial statements.

                                      - F6 -

                       FRAWLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED DECEMBER 31, 2001 AND 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation  -  The accompanying consolidated financial
---------------------------
statements include Frawley Corporation (the "Company") and its subsidiaries:
Schick Shadel Hospital, Inc. (the "Hospital"), which is accounted for as a discontinued operation (see Note 2), and Sun Sail Development Company. All significant intercompany profits, transactions and balances have been eliminated.

Hospital Revenue  -  The Hospital primarily treats substance abuse in the
----------------
Seattle, Washington area. Certain operating revenues for the Hospital are recorded under cost reimbursement agreements, principally Medicare, which are subject to audit and possible retroactive adjustment by third-party payors in order to arrive at the reimbursable cost of providing the medical services to the beneficiaries of these programs. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlements are reflected as charges or credits to operating results in the year in which the settlements are made.

Depreciation  -  The cost of property and equipment is depreciated over the
------------
estimated useful lives of the assets, which range from ten to twenty years, using the straight-line method. The Hospital building is depreciated over forty years.

Unearned Revenue  -  The Company defers fees on its chemical dependency programs
----------------
and amortizes them into operations per the term of the program. Unearned revenue is included in the current liabilities of discontinued operations.

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

Malpractice Insurance Coverage  -  Medical malpractice claims are covered by an
------------------------------
occurrence-basis medical malpractice insurance policy. The coverage of $5 million per occurrence is considered by the Company to be adequate for potential claims.

                                      - F7 -

                       FRAWLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED DECEMBER 31, 2001 AND 2000

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

Fair Value of Financial Instruments  -  The carrying amounts of the Company's
-----------------------------------
financial instruments (cash, accounts receivable, other assets, accounts payable, accrued expenses and unearned revenue) approximate fair value because of the short maturity of these items. The carrying amount of the notes payable to stockholders approximate fair value based on current rates for similar debt of the same remaining maturity.

Advertising  -  The Company expenses advertising costs as incurred. Advertising
-----------
expense was $129,000 and $110,000 for the years ended December 31, 2001 and 2000, respectively, and is included in the loss from discontinued operations.

Reclassification  -  Certain accounts were reclassified from the prior year. The
----------------
purpose of the reclassification is to give a more accurate representation of the Company's operations. The reclassifications did not effect the representation of the Company's overall performance.

2.       DISCONTINUED OPERATIONS

In December 2001, the Company's Board of Directors approved a plan to dispose of the Hospital. Management has been negotiating the sale of the Hospital and expects the sale to be completed during 2002. Accordingly, the Hospital has been accounted for as a discontinued operation.

The following presents select information regarding the Hospital and its operations for 2001 and 2000:

                                      - F8 -

                       FRAWLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED DECEMBER 31, 2001 AND 2000

                                               2001         2000
                                          ------------  ------------
Revenues, net                              $2,371,000    $2,719,000
Accounts receivable                         1,215,000     1,118,000
Allowance for doubtful accounts              (726,000)     (606,000)
Property, plant & equipment, net              416,000       451,000
Other assets                                   53,000        75,000
Accounts payable and other liabilities        459,000       308,000
Notes payable to related parties            1,022,000     1,022,000

3.       OPERATING RESULTS AND MANAGEMENT PLANS

The Company's net loss for 2001 was $797,000, including discontinued operations, compared to a $1,537,000 net loss for 2000. Working capital and operating cash flow continue to be negative.

Management plans for 2002 include the sale of the Hospital. In addition, the Company will continue its efforts to sell its real estate holdings and minimize additional investments that require borrowing. Management is also seeking other sources of long-term financing necessary for further reorganization.

The Company's real estate investment consists of approximately 67 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate. There are limited comparable sales of property in the area, however, based on the limited data available, management has estimated net realizable value of the property to be equal to or greater than the carrying value.

4.       RELATED PARTY TRANSACTIONS

The Company has borrowed funds from the Chief Executive Officer and his family members, as needed, to meet real estate investment and working capital needs. As of December 31, 2001 and 2000 the balances due were $2,416,000 ($3,438,000 including borrowings for the discontinued operation) and $3,277,000, respectively (see Note 6). The notes bear interest at 10%, are secured by real estate and became due in 2001. The Company has defaulted under the terms of the notes. As of the date of this report, no action has been taken on the delinquent amounts except as indicated in Note 11.

                                      - F9 -

                       FRAWLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED DECEMBER 31, 2001 AND 2000

5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:           2001            2000
                                    -------------   -------------
Income taxes                          $     -         $   4,000
Interest                              $ 105,000       $ 116,000

6.       DEBT

Short-term debt consists of $2,416,000 of notes payable to stockholders ($3,438,000 including borrowings for the discontinued operation), which became due on various dates throughout 2001, bear interest at 10% per annum, and are secured by the real estate holdings of the Company. The Company has defaulted under the terms of the notes. As of the date of this report, no action has been taken on the delinquent amounts except as indicated in Note 11.

Long-term debt consists of the environmental reserve amount of $1,424,000 (see
Note 8).

7.       COMMITMENTS AND CONTINGENCIES

The Company operated its outpatient programs, which were discontinued during 2001, from leased facilities. All of the Company's leases were operating leases. The rental payments under these leases include the minimum rental expense along with the increase in the cost of living plus, in some instances, an annual adjustment to reflect the lessor's increased costs of operation.

Operations include rent expense of $22,000 in 2001 and $80,000 in 2000.

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

                                      - F10 -

                       FRAWLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED DECEMBER 31, 2001 AND 2000

As of December 31, 2001, the Company had made payments totaling approximately $570,000 into the PRP group and had a cash call contribution payable of $131,000. The Company has accrued short-term and long-term liabilities of $209,000 and $1,424,000, respectively, to cover future costs under the remediation plan.

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

9.       INCOME TAXES

There is no provision for income taxes due to tax losses in 2001 and 2000, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2001 and 2000 consist of the following:

                                        2001            2000
                                   --------------   --------------
Net operating loss carryforwards    $ 4,532,000       $ 4,376,000
Depreciation                            (35,000)          (38,000)
Bad debt/land reserves                  499,000           530,000
Toxic waste accrual                     555,000           511,000
Other reserves                          278,000           231,000
                                   --------------   --------------
                                      5,829,000         5,610,000
Less valuation allowance             (5,829,000)       (5,610,000)
                                   --------------   --------------
                                    $       -         $       -
                                   ==============   ==============

The Company has net operating loss carryforwards aggregating approximately $13,328,000, for federal income tax purposes, which expire in various years through 2016.

10.      EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan covering substantially all of its employees. Contributions to the Plan are made by participating employees.

                                      - F11 -

                       FRAWLEY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED DECEMBER 31, 2001 AND 2000

The Company made no contributions in 2001 and 2000, as contributions are discretionary.

11.      SUBSEQUENT EVENTS

On February 1, 2002, the Hospital sold its land, building, property and equipment to a related party who also held the outstanding notes payable. The related party took possession of the land, building, furniture and fixtures, and machinery and equipment of the Hospital, which had a net book value of $415,000, in exchange for the cancellation of the outstanding notes payable and accrued interest of $1,022,000 and $174,000, respectively. The Hospital recorded a gain of $781,000 on the sale.

Immediately subsequent to the sale, the Company entered into a three year operating lease with a related party whereby the Company will lease back all of the land, building, property and equipment sold. Under the terms of the lease, the Company has the option to purchase back the assets sold for the purchase price of the original principal indebtedness plus accumulated interest and attorney's fees. Monthly rent for the property and equipment is approximately $10,000 for the first year and approximately $12,000 for the second and third years.

                                      - F12 -