Form 10-Q
period 2002-03-31
FRAWLEY CORP
filed 2002-07-19
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-6436

FRAWLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2639686
(State or other jurisdiction of incorporation)	(I.R.S. Emp I.D. No.)

5737 Kanan Rd. PMB 188, Agoura Hills, California	91301
(Address of principal executive offices)	(Zip Code)

(818) 735-6640
(Registrant’s telephone number, including area code)

(Former name, address and fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at March 31, 2002
Common stock, par value $1	1,222,905

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I:    FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$208,000	$135,000
Accounts receivable, net	7,000	—
Prepaid expenses and other deposits	36,000	66,000
Current assets of discontinued operations	531,000	542,000

TOTAL CURRENT ASSETS	782,000	743,000
Real estate investments, net	1,290,000	1,276,000
Non-current assets of discontinued |operations	—	416,000

TOTAL ASSETS	$2,072,000	$2,435,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to stockholders	$2,479,000	$2,416,000
Accounts payable and accrued expenses	1,142,000	962,000
Environmental reserve	78,000	209,000
Current liabilities of discontinued
operations	453,000	1,481,000

TOTAL CURRENT LIABILITIES	4,152,000	5,068,000
LONG TERM LIABILITIES
Environmental reserve	1,424,000	1,424,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued Common stock, par value $1 per share; Authorized, 6,000,000 shares, issued 1,414,217 shares	1,414,000	1,414,000
Capital surplus	16,986,000	16,986,000
Accumulated deficit	(21,143,000)	(21,696,000)

	(2,743,000)	(3,296,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(3,504,000)	(4,057,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,072,000	$2,435,000

See notes to consolidated financial statements

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2002	2001|
REVENUES:
Net operating revenues	$10,000	$665,000

COSTS AND EXPENSES:
Cost of operations	—	492,000
Selling, general and administrative expenses	53,000	246,000
Interest expense	60,000	84,000

TOTAL COSTS AND EXPENSES	113,000	822,000

LOSS FROM CONTINUING OPERATIONS	(103,000)	(157,000)
INCOME FROM DISCONTINUED OPERATIONS	656,000	—

NET INCOME/(LOSS)	$553,000	$(157,000)

LOSS PER SHARE FROM CONTINUING OPERATIONS, COMMON:	$(.08)	$(.13)

NET INCOME/(LOSS) PER SHARE, COMMON	$.45	$(.13)

FULLY DILUTED	$.45	$(.13)

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$553,000	$(157,000)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Gain on sale of assets	(781,000)	—
Depreciation	—	8,000
Change in net assets of discontinued operations	12,000	—
Change in net liabilities of discontinued operations	168,000	—
Changes in operating assets and liabilities:
Short—and long-term accounts receivable, net	(7,000)	(32,000)
Prepaid expenses and deposits	30,000	24,000
Accounts payable and accrued expenses	49,000	68,000
Unearned revenue	—	63,000

TOTAL ADJUSTMENTS	(529,000)	131,000

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	24,000	(26,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Real estate investments	(14,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	63,000	26,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	73,000	—
CASH, BEGINNING OF PERIOD	135,000	54,000

CASH, END OF PERIOD	$208,000	$54,000

See notes to consolidated financial statements

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2002, the results of operations and changes in cash flows for the three months then ended.

NOTE 2:

The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be expected for the full year.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Real Estate

The real estate operating loss during the quarter ended March 31, 2002 was approximately $73,000 as compared to a loss of $93,000 for the same period in 2001. Real estate losses continue as the Company incurs carrying costs and improvements required to sell the property.

Specialized Health Services

Due to the Hospital’s continued losses and its inability to pay interest on its secured $1,022,000 loan on the hospital property for more than one year, the Board of Directors of the Company unanimously voted in December 2001 to sell or close this business within the first six months of 2002.

The Company currently is seeking an investor to fund marketing and expansion of the health care services or a purchaser for this subsidiary. No assurance can be made that an investor or purchaser will be found.

Effective February 1, 2002 the Company entered into a Settlement Agreement with a related party who held outstanding notes payable in the amount of $1,022,000, secured by the hospital property in Seattle, Washington. Under terms of the agreement, the Company sold the hospital’s land, building, and property and equipment to the related party for a purchase price in the amount of the principal of the notes and accrued interest of $174,000. Also effective February 1st, 2002, the Company entered into a lease agreement with the related party whereby the company is permitted to lease the hospital facility for 36 months, with an option to repurchase the property from the related party at an amount equal to the original principal indebtedness plus accumulated interest and attorney’s fees.

During the quarter ended March 31, 2002, the health care discontinued operations net income was approximately $656,000. The net income reflects a gain of $781,000, which resulted from the reduction of debt in the amount of $1,022,000 and accrued interest of $174,000 less the net book value of assets sold for $415,000. Operating loss for the Hospital for the three months ended March 31, 2002 was $125,000 compared to a loss of $32,000 in 2001. These results are not necessarily an indication of the future quarters operating results.

Liquidity and Capital Resources

The Company’s recurring losses from continuing operations led to its decision to discontinue the hospital operations. Difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about the Company’s ability to continue as a going concern.

Real Estate and Corporate overhead continue to produce losses that the operating business is unable to absorb. The required investments in real estate are currently funded by loans.

The Company continues to incur legal expenses and has an obligation in 2002 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

Servicing outstanding debt continues to be a significant burden on the Company’s operations.

PART II—OTHER INFORMATION

Item 1:     Legal Proceedings

The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many “Potentially Responsible Parties” (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California—Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Hartley Pen Company previously owned by the Company.

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, which were notified and which are referred to as PRPs for the purpose of negotiating with the DTSC and for undertaking remediation of the site. In January of 1998 the final remediation plan was approved by the State and in January of 1999 the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of March 31, 2002, the Company had paid over $570,000 into the PRP group and had a cash call contribution payable of $131,000. In addition, the Company carried accrued short-term and long-term liabilities of $78,000 and $1,424,000, respectively.

The Company is in dispute with its 1988 licensee over the trademark “Classics Illustrated.” In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee but would have to investigate the international trademark involving “Classics Illustrated.” Management believes that there is no probable risk of loss related to this dispute.

Item 5:     Other Information

Related Party Transactions

In the first quarter of 2002, Frances Swanson, Trustee of the Frawley Family Trust loaned the Corporation funds to meet short-term operating expenses. The loans were secured by the Company’s real estate.

The following loans were made:

February 1st 2002	$13,705.32

February 19th 2002	10,000.00

February 21st 2002	19,000.00

March 22nd 2002	20,879.61

Item 6:     Exhibits and Reports on Form 8-K

Exhibit 7—Financial Data Schedule

On February 13, 2002, the Company filed an 8K report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION (Registrant)

By:	/s/ MICHAEL P. FRAWLEY
Michael P. Frawley (Authorized Officer and CEO and Chairman of the Board)

Date: July 19, 2002