Form 10-Q
period 2002-06-30
FRAWLEY CORP
filed 2002-08-21
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-6436

FRAWLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2639686
(State or other jurisdiction of incorporation)	(I.R.S. Emp I.D. No)

5737 Kanan Rd. PMB # 188, Agoura Hills, California	91301
(Address of principal executive offices)	(Zip Code)

(818)735-6640
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
YES ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at June 30, 2002
Common stock, par value $1	1,222,905

Total Number of Pages 12

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I:    FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash	$162,000	$135,000
Accounts receivable, net	6,000	—
Prepaid expenses and other deposits	69,000	66,000
Current assets of discontinued operations	473,000	542,000

Total current assets	710,000	743,000
Real estate investments, net	1,291,000	1,276,000
Non-current assets of discontinued operations	2,000	416,000

Total assets	$2,003,000	$2,435,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable to stockholders	$2,638,000	$2,416,000
Accounts payable and accrued expenses	1,166,000	962,000
Environmental reserve	78,000	209,000
Current liabilities of discontinued operations	436,000	1,481,000

Total current liabilities	4,318,000	5,068,000
Long term liabilities
Environmental reserve	1,424,000	1,424,000

Total liabilities	5,742,000	6,492,000
Stockholders’ deficit:
Preferred stock, par value $1 per share: Authorized, 1,000,000 shares; none issued Common stock, par value $1 per share; Authorized, 6,000,000 shares, issued 1,414,217 shares	1,414,000	1,414,000
Capital surplus	16,986,000	16,986,000
Accumulated deficit	(21,378,000)	(21,696,000)

	(2,978,000)	(3,296,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

Total stockholders’ deficit	(3,739,000)	(4,057,000)

Total liabilities and stockholders’ deficit	$2,003,000	$2,435,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2002	2001
	(Unaudited)
Revenues:
Net revenues	$—	$690,000

Costs and expenses:
Cost of operations	—	446,000
Selling, general and administrative expenses	67,000	283,000
Interest expense	63,000	86,000

Total costs and expenses	130,000	815,000

Loss from continuing operations	(130,000)	(125,000)
Loss from discontinued operations	(105,000)	—

Net income/(loss)	$(235,000)	$(125,000)

Loss per share from continuing operations	$(0.11)	$(0.10)

Net loss per share, common	$(0.19)	$(0.10)

Fully diluted	$(0.19)	$(0.10)

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Revenues:
Net operating revenues	$10,000	$1,415,000

Costs and expenses:
Cost of operations	—	875,000
Selling, general and administrative expenses	120,000	595,000
Interest expense	123,000	156,000

Total cost and expenses	243,000	1,626,000

Loss from continuing operations	(233,000)	(211,000)
Income from discontinued operations	551,000	—

Net income/(loss)	$318,000	$(211,000)

Loss per share from continuing operations	$(0.11)	$(0.17)

Net income/(loss) per share, common	$0.26	$(0.17)

Fully diluted	$0.26	$(0.17)

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$318,000	$(282,000)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on sale of assets	(781,000)	—
Depreciation	—	16,000
Change in net assets of discontinued operations	70,000	—
Change in net liabilities of discontinued operations	151,000	—
Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	(6,000)	106,000
Prepaid expenses and deposits	(3,000)	(8,000)
Accounts payable and accrued expenses	71,000	147,000
Unearned revenue	—	(55,000)

Total adjustments	(498,000)	206,000

Net cash used in operating activities	(180,000)	(76,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate investments	(15,000)	4,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	222,000	95,000

Net change in cash and cash equivalents	27,000	23,000
Cash, beginning of period	135,000	54,000

Cash, end of period	$162,000	$77,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2002, and the results of operations and changes in cash flows for the six months then ended.

NOTE 2:	The results of operations for the six months ended June 30, 2002 as compared to the results of 2001 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended June 30, 2002, the real estate operating loss was $95,000 compared to a loss in 2001 of $88,000. During the first six months of this year, real estate losses were $167,000 as compared to a loss of $181,000 for the same period in 2001. Real estate losses continue as the Company incurs carrying costs and costs of improvements required to sell the property.

Specialized Health Services

Due to the Hospital’s continued losses and its inability to pay interest on its secured $1,022,000 loan on the hospital property for more than a year, the Board of Directors of the Company has unanimously voted to sell or close this business in 2002. The Company is currently negotiating with a group of non-related former patients who are interested in purchasing the Schick program. If these negotiations are not successful, the Company will seek another purchaser.

Effective February 1, 2002, the Company entered into a Settlement Agreement with a related party holding outstanding notes payable in the amount of $1,022,000, secured by the hospital property in Seattle, Washington. Under the terms of the agreement, the Company sold the hospital land, building and related property and equipment to the related party for a purchase price in the amount of the principal of the notes ($1,022,000) and accrued interest ($174,000). Also effective February 1st, 2002, the Company entered into a lease agreement with the related party whereby the Company is permitted to lease the hospital facility for 36 months, with an option to repurchase the property from the related party at an amount equal to the original principal indebtedness plus accumulated interest and attorney’s fees.

During the quarter ended June 30, 2002, the health care discontinued operations’ loss was approximately $105,000. For the six months ended June 30, 2002, the health care discontinued operations’ net income was approximately $551,000. The net income reflects a gain from the Settlement Agreement of $781,000, which resulted from the reduction of debt in the amount of $1,022,000 and accrued interest of $174,000 less the net book value of assets sold for $415,000. If the Company had not entered into the Settlement Agreement, the net loss for the hospital would have been $230,000 for the six months ended June 30, 2002 as compared to a loss of $17,000 for the same period in 2001.

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

PART II—OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many “Potentially Responsible Parties” (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California—Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involving the Hartley Pen Company previously owned by the Company.

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share of the changes. In January of 1998, the final remediation plan was approved by the State and in January of 1999, the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of June 30, 2002, the Company had paid over $570,000 into the PRP group and had a cash call contribution payable of $131,000. In addition, the Company carried accrued short-term and long-term liabilities of $78,000 and $1,424,000, respectively.

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

ITEM 5:    OTHER INFORMATION

Related Party Transactions

In the second quarter of 2002, Michael Frawley, Chairman of the Board, loaned to Shadel Hospital Inc. DBA Schick Shadel Hospital of Seattle $55,000 to meet short term operating cash flows. The loan was secured by the hospital’s assets.

In the second quarter of 2002, Frances Swanson, Trustee of the Frawley Family Trust, loaned the Corporation funds to meet short term operating expenses. The loans were secured by the Company’s real estate.

The following loans were made:

April 3rd, 2002	$ 37,043.00
June 14th, 2002	17,000.00
June 21st, 2002	105,000.00

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1—Certification of CEO and CFO

No reports on form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION (Registrant)

Date: August 20, 2002	By:	/s/ MICHAEL P. FRAWLEY
Michael P. Frawley President (Authorized Officer and Chief Financial Officer