Form 10-Q
period 2002-09-30
FRAWLEY CORP
filed 2003-05-12
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHCANGE ACT OF 1934

For the transition period from __________ to __________.

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at September 30, 2002

Common stock, par value $1	1,222,905

Total Number of Pages 12

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I:  FINANCIAL STATEMENTS
FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	6,000	$135,000
Accounts receivable, net	6,000	—
Prepaid expenses and other deposits	41,000	66,000
Current assets of discontinued operations	563,000	542,000

TOTAL CURRENT ASSETS	616,000	743,000
Real estate investments, net	1,291,000	1,276,000
Non-current assets of discontinued operations	8,000	416,000

TOTAL ASSETS	$1,915,000	$2,435,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to stockholders	$2,651,000	$2,416,000
Accounts payable and accrued expenses	1,261,000	962,000
Environmental reserve	78,000	209,000
Current liabilities of discontinued operations	406,000	1,481,000

TOTAL CURRENT LIABILITIES	4,396,000	5,068,000
LONG TERM LIABILITIES
Environmental reserve	1,424,000	1,424,000

TOTAL LIABILITIES	5,820,000	6,492,000
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued Common stock, par value $1 per share; Authorized, 6,000,000 shares, issued 1,414,217 shares	1,414,000	1,414,000
Capital surplus	16,986,000	16,986,000
Accumulated deficit	(21,544,000)	(21,696,000)

	(3,144,000)	(3,296,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(3,905,000)	(4,057,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,915,000	$2,435,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,

	2002	2001

REVENUES:
Net revenues	$1,000	$547,000

COSTS AND EXPENSES:
Cost of operations	—	418,000
Selling, general and administrative expenses	55,000	294,000
Interest expense	67,000	88,000
Loss from sale of real estate	—	27,000

TOTAL COSTS AND EXPENSES	122,000	827,000

LOSS FROM CONTINUING OPERATIONS	(121,000)	(280,000)
LOSS FROM DISCONTINUED OPERATIONS	(45,000)	—

NET LOSS	$(166,000)	$(280,000)

L0SS PER SHARE FROM CONTINUING OPERATIONS	$(0.10)	$(0.23)

NET LOSS PER SHARE, COMMON	$(0.14)	$(0.23)

FULLY DILUTED	$(0.14)	$(0.23)

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

REVENUES:
Net operating revenues	$11,000	$1,906,000

COSTS AND EXPENSES:
Cost of operations	—	1,356,000
Selling, general and administrative expenses	175,000	823,000
Interest expense	190,000	258,000
Loss from sale of real estate		31,000

TOTAL COST AND EXPENSES	365,000	2,468,000

LOSS FROM CONTINUING OPERATIONS	(354,000)	(562,000)
INCOME FROM DISCONTINUED OPERATIONS	506,000	—

NET INCOME/(LOSS)	$152,000	$(562,000)

L0SS PER SHARE FROM CONTINUING OPERATIONS	$(0.29)	$(0.46)

NET INCOME/(LOSS) PER SHARE, COMMON	$0.12	$(0.46)

FULLY DILUTED	$0.12	$(0.46)

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$152,000	$(562,000)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on sale of assets	(781,000)	—
Loss on sale of real estate	—	31,000
Depreciation	—	23,000
Change in net assets of discontinued operations	(28,000)	—
Change in net liabilities of discontinued operations	121,000	—
Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	(6,000)	28,000
Prepaid expenses and deposits	25,000	3,000
Accounts payable and accrued expenses	168,000	268,000
Unearned revenue	—	(4,000)

TOTAL ADJUSTMENTS	(501,000)	349,000

NET CASH USED IN OPERATING ACTIVITIES	(349,000)	(213,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate investments	(15,000)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITES:
Short-term debt borrowings	235,000	145,000
Proceeds from sale of real estate	—	122,000

NET CASH PROVIDING BY FINANCING ACTIVITIES	235,000	267,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(129,000)	49,000
CASH, BEGINNING OF PERIOD	135,000	54,000

CASH, END OF PERIOD	$6,000	$103,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2002, and the results of operations and changes in cash flows for the nine months then ended.

NOTE 2:	The results of operations for the nine months ended September 30, 2002 as compared to the results of 2001 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2 :	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended September 30, 2002, the real estate operating loss was $87,000 compared to a loss in 2001 of $143,000. During the nine months ended September 30, 2002, real estate losses were $255,000 as compared to a loss of $324,000 for the same period in 2001. Real estate losses continue as the Company incurs carrying costs and costs of improvements required to sell the property.

Although the Company is actively seeking a buyer for its undeveloped real estate, the County of Los Angeles has adopted more stringent rules covering the development of raw land.  These revised regulations have made it more difficult to develop the Company’s property.

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

The original principal amount of indebtedness of $1,022,000 was owed to Frances Swanson, individually, and Frances Swanson Successor Trustee of the Frawley Family Trust. Frances Swanson is the Chairman’s sister.

On October 1st 2002, the Company entered into asset sale of the Schick Program to a non-related third party group of former patients of the Hospital program in the amount of $316,000. The sales price comprised of $50,000 in cash, a note receivable for $250,000 for a term of five years at an interest rate of 8% per annum and a 5% interest in the new owner’s limited partnership. The Company recorded a gain on the sale of approximately $158,000.  As part of the asset sale, the new owners acquired the same option to purchase the Hospital real estate as the Company had. In addition, the Company allowed the new owners to operate the Hospital program under the existing state and federal permits until such time the new owners could obtain their own. In January 2003, the Company was informed that the new owners had obtained all the necessary permits to operate the Hospital and ceased using the Company’s permits.

To complete the sale, the Company’s Chairman agreed to release the company from its indebtedness to him in the amount of $55,000 and agreed to a new note of $55,000 to be paid by the new owners at the end of 2003.

During the three months ended September 30, 2002, the health care discontinued operations’ loss was approximately $45,000 compared with a loss of 99,000 in 2001.  For the nine months ended September 30, 2002, the health care discontinued operations’ net income was approximately $506,000.  The net income reflects a gain from the Settlement Agreement of $781,000, which resulted from the reduction of debt in the amount of $1,022,000 and accrued interest of $174,000 less the net book value of assets sold for $415,000.  If the Company had not entered into the Settlement Agreement, the net loss for the Hospital would have been $275,000 for the nine months ended September 30, 2002 as compared to a loss of $117,000 for the same period in 2001.

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

The Company continues to incur legal expenses and had an obligation in 2002 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

Servicing outstanding debt continues to be a significant burden on the Company’s operations.

PART II - OTHER INFORMATION

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint.  The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site.  Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share of the changes. In January of 1998, the final remediation plan was approved by the State and in January of 1999, the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of September 30, 2002, the Company had paid over $570,000 into the PRP group and had a cash call contribution payable of $131,000. In addition, the Company carried accrued short-term and long-term liabilities of $78,000 and $1,424,000, respectively.

The Company is in dispute with its 1988 licensee over the trademark “Classics Illustrated.” In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sub licensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee but would have to investigate the international trademark involving “Classics Illustrated.”  Management believes that there is no probable risk of loss related to this dispute.

ITEM 5:	Other Information

Related Party Transactions

During the nine months ended September 30, 2002, Michael Frawley, Chairman of the Board, loaned the Hospital $55,000 to meet short term operating cash flows.  The loan was secured by the Hospital’s assets.

In the third quarter of 2002, Frances Swanson, Trustee of the Frawley Family Trust, loaned the Corporation funds to meet short term operating expenses. The loan was secured by the Company’s real estate.

The following loan was made:

September 26th, 2002 $ 13,000.00

ITEM 6:	Exhibits and Reports on Form 8-K

Exhibit 99.1 – Certification of CEO and CFO

No reports on form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION

(REGISTRANT)

Date: May 09, 2003	By:	/s/ MICHAEL P. FRAWLEY

MICHAEL P. FRAWLEY, President (Authorized Officer and Chief Financial Officer)