Form 10KSB
period 2002-12-31
FRAWLEY CORP
filed 2003-05-23
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6436

FRAWLEY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2639686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

5737 Kanan Road PMB 188, Agoura Hills, California	91301
(Address of Principal Executive Offices)	(Zip Code)

(818) 735-6640

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class

Common Stock, par value $1.00 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenues from continuing operations as of December 31, 2002: $78,000

The Company’s stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of May 21, 2003.

Number of shares of Common Stock outstanding as of May 21, 2003: 1,222,905 shares.

Documents incorporated by reference – portions of the Information Statement to be filed with the Securities and Exchange Commission in connection with the Annual Election of Directors are incorporated by reference into Part III hereof.

Total number of pages, including cover page and exhibits 26

PART I

Item 1. Business

Frawley Corporation is currently engaged in real estate development.

The Health Services division was terminated in 2002 with the sale of the assets and operations on February 1, 2002 and October 1, 2002, respectively.

Frawley Corporation is a Delaware Corporation organized in 1969. References to the Company include references to Frawley Corporation and its Subsidiaries.

Specialized Health Services

Due to the Hospital’s continued losses and its inability to pay interest on its secured $1,022,000 loan on the Hospital property for more than a year, the Board of Directors of the Company had unanimously voted in 2001 to sell or close this business in 2002.

Effective February 1, 2002, the Company entered into a Settlement Agreement with a related party holding outstanding notes payable in the amount of $1,022,000, secured by the hospital property in Seattle, Washington. Under the terms of the agreement, the Company sold the Hospital land, building and related property and equipment to the related party for a purchase price in the amount of the principal of the notes of $1,022,000 and accrued interest of $174,000. Also effective February 1st, 2002, the Company entered into a lease agreement with the related party whereby the Company is permitted to lease the hospital facility for 36 months, with an option to repurchase the property from the related party at an amount equal to the original principal indebtedness plus accumulated interest and attorney’s fees.

The original principal amount of indebtedness of $1,022,000 was owed to Frances Swanson, an individual, and Frances Swanson, Successor Trustee of the Frawley Family Trust. Frances Swanson is the Chairman’s sister.

On October 1st 2002, the Company entered into an asset sale agreement for the Schick Program to a non-related third party group of former patients of the Hospital program in the amount of $316,000 plus various assumed liabilities. The sales price comprised of $50,000 in cash, a note receivable for $250,000 for a term of five years at an interest rate of 8% per annum and a 5% interest in the new owner’s limited partnership. The Company recorded a gain on the sale of approximately $158,000.

The Hospital incurred legal expenses of approximately $81,000 related to the sale. As part of the asset sale, the new owners acquired the same option to purchase the Hospital real estate as the Company had. In addition, the Company allowed the new owners to operate the Hospital program under the existing state and federal permits until such time the new owners could obtain their own. In January 2003, the Company was informed that the new owners had obtained all the necessary permits to operate the Hospital and ceased using the Company’s permits.

During the first six months of 2002, Michael Frawley, the Company’s Chairman, loaned the Hospital $55,000 to meet operating expenses. To complete the sale, the Company’s Chairman agreed to release the Hospital from its indebtedness to him in the amount of $55,000 and agreed to a new note of $55,000 to be paid by the new owners at the end of 2003.

Real Estate

The Company’s real estate consists of approximately 57 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $1,052,000 as of the end of 2002, and are subject to mortgage debt, held by five stockholders and aggregating approximately $2,437,000. The Company continues to invest resources in the real estate and it will continue its efforts to sell the land. (See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Employees

Frawley Corporation and its subsidiary employ an aggregate of approximately 4 persons and management believes that employee relations are satisfactory.

Item 2. Properties

Frawley Corporation and its subsidiaries operate out of an investment property. (For a description of investment properties, see Item 1. Business—Real Estate).

Item 3. Legal Proceedings

The Company is named as a defendant in the Chatham Brothers Toxic Waste Cleanup Lawsuit. In February 1991, the Company was identified as one of many “Potentially Responsible Parties” (PRPs) the Chatham Brothers toxic waste cleanup site case, filed by the State of California—Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Harley Pen Company, which was previously owned by the Company.

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site.

In January 1998 the final remediation plan was approved by the State and in January of 1999 the PRPs consented to the plan and related allocation of costs. The consent decree was approved by the Court.

As of December 31, 2002 the Company had paid into the PRP Group approximately $820,000, which includes the assignment of a $250,000 note receivable, and had a cash call contribution payable of $131,000. The Company has accrued short-term and long-term undiscounted liabilities of $209,000 and $1,174,000 respectively, to cover future costs under the remediation plan.

The Company is in dispute with its 1988 licensee over the trademark “Classics Illustrated.” In 1998, The Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sub licensee in Greece. In the license agreement the Company notified the licensee that the licensee would have to investigate the international trademark involving “Classics Illustrated.” Management believes that there is no probable risk of loss related to this dispute.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholders Matters.

The Company’s stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

The approximate number of holders of record for Frawley Corporation’s Common Stock as of December 31, 2002 was 717.

No dividends have been paid in the periods shown above.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overall Summary

The net income from the Company was $90,000 in 2002 as compared to a net loss of $797,000 in 2001. A portion of the net profit reflects the sale of the discontinued Health Care Business in 2002 (see the following discussion of Specialized Health Services). Also, a portion of the net profit reflects a gain on the sale of real estate of $78,000 in 2002 versus none in 2001 (see following discussion of real estate).

Interest expense for 2002 was $256,000 compared to $245,000 for 2001. Selling, general and administrative expenses were $210,000 for 2002 compared to $169,000 for 2001.

Specialized Health Services

Prior to the sale of the Schick Program on October 1, 2002, for the nine months ended September 30, 2002, the health care discontinued operations’ net income was approximately $506,000. The net income reflects a gain from the Settlement Agreement of $781,000, which resulted from the reduction of debt in the amount of $1,022,000 and accrued interest of $174,000 less the net book value of assets sold for $415,000. If the Company had not entered into the Settlement Agreement, the net loss for the Hospital would have been $275,000 for the nine months ended September 30, 2002 as compared to a loss of $117,000 for the same period in 2001.

On October 1st 2002, the Company entered into an asset sale agreement of the Schick Program to a non-related third party group of former patients of the Hospital Program in the amount of $316,000 plus various assumed liabilities. This asset sale generated a gain to the Company of approximately $158,000, and approximately $81,000 in legal fees.

The proceeds from the sale were distributed as follows: $50,000 was deposited into a trust account for Karr Tuttle & Campbell, Schick’s attorney’s, and used as partial payment of outstanding legal fees. The $250,000 note was assigned to the Chatham Brothers Barrel Yard PRP Trust to reduce the Company’s toxic waste liability.

Real Estate

In December 2002, the Company sold one parcel of land of approximately 10 acres to a non-related third party for $350,000 and recorded a gain on the sale in the amount of $78,000. The Company used approximately $220,000 of the proceeds to retire related debt.

The real estate operating income before interest expense was $33,000 in 2002 when compared to an operating loss before interest expense of $213,000 in 2001.

Although the Company is actively seeking a buyer for its undeveloped real estate, the County of Los Angeles has adopted more stringent rules covering the development of raw land. These revised regulations have made it more difficult to develop the Company’s property and could have a material adverse impact on the value of the Company’s real estate investments. Management is not able to reasonably estimate the costs involved in the improvements at this time. Accordingly, the December 31, 2002 financial statements do not reflect any adjustments that might result from these revised regulations.

Liquidity and Capital Resources

The Company’s recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

Real Estate and Corporate overhead continue to produce losses that the operating business is unable to absorb. The required investments in real estate are currently funded from loans.

During 2002 and 2001 the Company incurred additional debt in amounts of $241,000 and $373,000 respectively. The notes are held by related parties, bear interest at 10%, and are due on various dates individually through 2003. The funds were use to meet working capital requirements, and are secured by the Company’s real estate holdings. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts. The Company intends on meeting these obligations through real estate sales.

Management intends to raise capital by selling real estate. The limited resources available to the Company will be directed at reducing and selling real estate.

The following measurements indicate the trends in the Company’s liquidity from continuing operations:

	December 31,
	2002	2001
Working capital (deficiency)	$(3,791,000)	$(3,386,000)
Current ratio	(.02 to 1)	(.06 to 1)

Item 7. Financial Statements and Supplementary Data.

See the consolidated financial statements and the notes thereto which begin on page F1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

There is hereby incorporated by reference the information that will appear under the captions “Election of Directors” and “Executive Officers” in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Election of Directors.

Item 10. Executive Compensation.

There is hereby incorporated by reference the information that will appear under the caption “Cash Compensation of Executive Officers” in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Election of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There is hereby incorporated by reference the information that will appear under the caption “Ownership of the Company’s Securities” in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Election of Directors.

Item 12. Certain Relationships and Related Transactions.

There is hereby incorporated by reference the information that will appear under the caption “Certain Relationships and Related Transactions” in an Information Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Election of Directors.

PART IV

Item 13. Financial Statements, Exhibits and Reports on Form 8-K.

(a) 1. List of Financial Statements:

Page Numbers
Independent Auditors’ Report	F1
Financial Statements
Consolidated Balance Sheet as of December 31, 2002	F2-F3
Financial Statements for the Years Ended December 31, 2002 and 2001
Consolidated Statements of Operations	F4
Consolidated Statement of Stockholders’ Deficit	F5
Consolidated Statements of Cash Flows	F6
Notes to Consolidated Financial Statements	F7-F13

2. List of Exhibits:

3.1

Registrant’s certificate of incorporation is incorporated herein by this reference to (A) Exhibit Item (3.1) to Registrant’s Registration Statement No. 2-36536 on form S-1, (B) the name change amendment to said certificate of incorporation under Section 1-02 of the Merger Agreement which is Exhibit A to the definitive proxy material for Registrant’s June 16, 1977 annual meeting of stockholders, filed under Regulation 14A, and (C) the amendment to certificate of incorporation which is Exhibit A to the definitive proxy material for Registrant’s June 25, 1987 Annual Meeting of Stockholders, filed under Regulation 14A.

3.2	Registrant’s bylaws, as amended to date are incorporated herein by reference to Exhibit Item (3) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1980.

21.1	List of Subsidiaries is incorporated herein by reference to Exhibit Item (10) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

99-1	Certification of CEO and CFO

(b) Reports on Form 8-K:

The Company filed an 8K report in February 13, 2002.

The Company filed an 8k in March 8, 2003

Item 14. Controls and Procedures.

(a)	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s’ filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal financial officer, as appropriate, to allow timely decisions regarding disclosure. The Company’s management, including the principal executive officer and principal accounting officer, recognized that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this annual report 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in the Company’s internal controls or in any other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Frawley Corporation

(Registrant)

By:	/s/ MICHAEL P. FRAWLEY
Michael P. Frawley, CEO and Chairman of the Board

(Date) May 22, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL P. FRAWLEY
Michael P. Frawley, CEO and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

(Date) May 22, 2003

By:	/s/ EILEEN CALLAHAN
Eileen Callahan, Vice President and Secretary

(Date) May 22, 2003

SARBANES-OXLEY ACT SECTION 302 CERTIFICATION

OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Michael Frawley, Chief Executive Officer and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Frawley Corporation (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I –

(a) am responsible for establishing and maintaining internal controls;

(b) have designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(c) have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(d) have presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a) All significant deficiencies in the design or operation of internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    Michael P. Frawley

Name: Michael P. Frawley

Title: Chief Executive Officer and Chief Financial Officer

Date: May 22, 2002

[LETTERHEAD OF LARUE, CORRIGAN & MCCORMICK LLP]

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Frawley Corporation

Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Frawley Corporation and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The 2002 and 2001 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management’s plans concerning these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    LARUE, CORRIGAN & MCCORMICK LLP

LaRue, Corrigan & McCormick LLP

Woodland Hills, California

April 28, 2003

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS
CURRENT ASSETS
Cash (Note 1)	$38,000
Prepaid expenses and other current assets	46,000

TOTAL CURRENT ASSETS	84,000

OTHER ASSETS
Real estate investments (Notes 4 and 6)	1,052,000
Investment in partnership (Note 2)	16,000

TOTAL OTHER ASSETS	1,068,000

TOTAL ASSETS	$1,152,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to related parties (Notes 4 and 6)	$2,437,000
Interest payable to related parties	949,000
Accounts payable and accrued expenses	280,000
Environmental reserve (Note 8)	209,000

TOTAL CURRENT LIABILITIES	3,875,000
LONG-TERM LIABILITIES
Environmental reserve (Note 8)	1,174,000

TOTAL LIABILITIES	5,049,000

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 and 8)
STOCKHOLDERS’ DEFICIT
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued	—
Common stock, $1.00 par value, 6,000,000 shares authorized, 1,414,217 shares issued	1,414,000
Capital surplus	17,056,000
Accumulated deficit	(21,606,000)

(3,136,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(3,897,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,152,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
REVENUES
Net operating revenues	$—	$35,000
Gain on sale of real estate	78,000	—

TOTAL REVENUE	78,000	35,000
COSTS AND EXPENSES
Cost of operations	100,000	196,000
Selling, general and administrative expenses	210,000	169,000
Interest expense (Note 4)	256,000	245,000

TOTAL COSTS AND EXPENSES	566,000	610,000

LOSS FROM CONTINUING OPERATIONS	(488,000)	(575,000)
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS (Note 2)	578,000	(222,000)

NET INCOME/(LOSS)	$90,000	$(797,000)

LOSS PER SHARE FROM CONTINUING OPERATIONS, COMMON	$(0.40)	$(0.47)

INCOME/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS, COMMON	$0.47	$(0.18)

NET INCOME/(LOSS) PER SHARE, COMMON	$0.07	$(0.65)

FULLY DILUTED	$0.07	$(0.65)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,222,905	1,222,905

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Capital Surplus	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
January 1, 2001	1,414,000	$1,414,000	$16,986,000	$(20,899,000)	$(761,000)	$(3,260,000)
Net loss, 2001	—	—	—	(797,000)	—	(797,000)

December 31, 2001	1,414,000	1,414,000	16,986,000	(21,696,000)	(761,000)	(4,057,000)
Capital contributions	—	—	70,000	—	—	70,000
Net loss, 2002	—	—	—	90,000	—	90,000

December 31, 2002	1,414,000	$1,414,000	$17,056,000	$(21,606,000)	$(761,000)	$(3,897,000)

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$90,000	$(797,000)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on sale of real estate investment	(78,000)	—
Gain on sale of assets	(939,000)
Net change in assets of discontinued operations	93,000	79,000
Net change in liabilities of discontinued operations	57,000	150,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	20,000	(30,000)
Accounts payable and accrued liabilities	267,000	141,000

TOTAL ADJUSTMENTS	(580,000)	340,000

NET CASH USED IN OPERATING ACTIVITIES	(490,000)	(457,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate	350,000	573,000
Payments for real estate improvements	(48,000)	(126,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	302,000	447,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	70,000
Short-term debt borrowings from related party	241,000	373,000
Repayment of borrowings	(220,000)	(282,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	91,000	91,000

NET CHANGE IN CASH	(97,000)	81,000
CASH, BEGINNING OF YEAR	135,000	54,000

CASH, END OF YEAR	$38,000	$135,000

See independent auditors’ report and notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include Frawley Corporation (the “Company”) and its subsidiaries: Schick Shadel Hospital, Inc. (the “Hospital”), which is accounted for as a discontinued operation (see Note 2), and Sun Sail Development Company (Sun Sail). All significant intercompany profits, transactions and balances have been eliminated.

Hospital Revenue - The Hospital, which is accounted for as a discontinued operation (see Note 2), primarily treated substance abuse in the Seattle, Washington area. Certain operating revenues for the Hospital were recorded under cost reimbursement agreements, principally Medicare, which are subject to audit and possible retroactive adjustment by third-party payors in order to arrive at the reimbursable cost of providing the medical services to the beneficiaries of these programs. In the opinion of management, adequate provision was made for any adjustments that may result from such audits. Differences between estimated provisions and final settlements are reflected as charges or credits to operating results in the year in which the settlements are made.

Depreciation - The cost of Hospital property and equipment was depreciated over the estimated useful lives of the assets, which range from ten to twenty years, using the straight-line method. The Hospital building was depreciated over forty years. The assets and operations of the Hospital were sold on February 1, 2002 and October 1, 2002, respectively (see Note 2).

Unearned Revenue - The Company deferred fees on its chemical dependency programs and amortized them into operations per the term of the program. Unearned revenue was included in the current liabilities of discontinued operations.

Net Income/(Loss) per Common Share - Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.

Income Taxes - The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” effective January 1, 1993. Accordingly, the Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

Malpractice Insurance Coverage - Medical malpractice claims are covered by an occurrence-basis medical malpractice insurance policy. The coverage of $5 million per occurrence is considered by the Company to be adequate for potential claims. This coverage has been discontinued as of December 31, 2002, pursuant to the sale of the assets and operations of the Hospital on February 1, 2002 and October 1, 2002, respectively (see Note 2).

Cash and Cash Equivalents - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consisted primarily of cash and accounts receivable. The Company places its cash with high-credit, quality financial institutions. Concentrations of credit risk with respect to accounts receivable were limited due to the Company’s large patient base. The Company maintained an allowance for doubtful accounts based on factors surrounding the credit risk of specific patients and other information. Credit losses, when realized, had been within the range of the Company’s expectations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments (cash, accounts receivable, other assets, accounts payable, accrued expenses and unearned revenue) approximate fair value because of the short maturity of these items. The carrying amount of the notes payable to stockholders approximate fair value based on current rates for similar debt of the same remaining maturity.

Advertising - The Company expensed advertising costs as incurred, which related primarily to the Hospital. Advertising expense was $74,000 and $129,000 for the years ended December 31, 2002 and 2001, respectively, and is included in income or loss from discontinued operations.

2. DISCONTINUED OPERATIONS

In December 2001, the Company’s Board of Directors approved a plan to dispose of the Hospital. Accordingly, the Hospital has been accounted for as a discontinued operation.

On February 1, 2002, the Hospital sold its land, building, property and equipment to a related party who also held the outstanding notes payable. The related party took possession of the land, building, furniture and fixtures, and machinery and equipment of the Hospital, which had a net book value of $415,000, in exchange for the cancellation of the outstanding notes payable of $1,022,000 and accrued interest of $174,000. The Hospital recorded a gain of $781,000 on the extinguishment of the debt, which is included in income from discontinued operations.

Immediately subsequent to the sale, the Hospital entered into a three year operating lease with the related party whereby the Hospital will lease back all of the land, building, property and equipment sold. Under the terms of the lease, the Hospital has the option to repurchase the assets sold for the purchase price of the original principal indebtedness plus accumulated interest and attorney’s fees.

On October 1, 2002, the operations of the Hospital, which included substantially all of the remaining assets and liabilities, were sold to an unrelated party through an asset purchase agreement for $316,000. As part of the asset sale, the new owners acquired the option to repurchase the assets that were sold to a related party on February 1, 2002, which include the land, building, furniture and fixtures, and machinery and equipment of the Hospital. During the first nine months of 2002, the Company’s Chairman loaned the Hospital $55,000 to meet operating requirements. The terms of the asset purchase agreement required the Chairman to release the Hospital from this indebtedness. The Chairman concurrently agreed to accept a new $55,000 note from the new owners of the hospital.

In addition to the terms previously noted, the Hospital received $50,000 in cash, a note for $250,000, and a 5% limited partnership interest in the acquiring partnership and recognized a gain of approximately $158,000 on the sale. The Hospital incurred legal expenses of approximately $81,000 related to the sale. The Hospital concurrently assigned the $250,000 note receivable to the Chatham Brothers Barrel Yard PRP Trust as a reduction of the amount owed related to the toxic waste cleanup lawsuit (see Note 8) and paid the $50,000 in cash to the Company’s counsel for legal fees owed.

The following presents select information regarding the Hospital and its operations for the nine months ended September 30, 2002 and for the twelve months ended December 31, 2001:

	Nine Months Ended September 30, 2002	Twelve Months Ended December 31, 2001
Revenues, net	$1,692,000	$2,371,000
Accounts receivable	1,069,000	1,215,000
Allowance for doubtful accounts	(649,000)	(726,000)
Property, plant & equipment, net	8,000	416,000
Other assets	56,000	53,000
Accounts payable and other liabilities	352,000	459,000
Notes payable to related parties	—	1,022,000

3. OPERATING RESULTS AND MANAGEMENT PLANS

The Company’s net income for 2002 was $90,000, including the Hospital’s discontinued operations and the gains on the disposal of its assets and operations, compared to a $797,000 net loss for 2001. Working capital and operating cash flow continue to be negative.

Management’s plans for 2003 will include the continued efforts to sell its real estate holdings and minimize additional investments that require borrowing.

The Company’s real estate investment consists of approximately 57 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate. There are limited comparable sales of property in the area, however, based on the limited data available, management has estimated net realizable value of the property to be equal to or greater than the carrying value.

4. RELATED PARTY TRANSACTIONS

On February 1, 2002, the Hospital sold its land, building, property and equipment to the Chairman’s sister, Frances Swanson, an individual, and Frances Swanson, Successor Trustee of the Frawley Family Trust. The related party also held the outstanding notes payable. The related party took possession of the land, building, furniture and fixtures, and machinery and equipment of the Hospital, which had a net book value of $415,000, in exchange for the cancellation of the outstanding notes payable of $1,022,000 and accrued interest of $174,000. The Hospital recorded a gain of $781,000 on the extinguishment of the debt, which is included in income from discontinued operations.

Immediately subsequent to the sale, the Hospital entered into a three year operating lease with the related party whereby the Hospital will lease back all of the land, building, property and equipment sold. Under the terms of the lease, the Hospital has the option to repurchase the assets sold for the purchase price of the original principal indebtedness plus accumulated interest and attorney’s fees.

On October 1, 2002, the operations of the Hospital, which included substantially all of the remaining assets and liabilities, were sold to an unrelated party through an asset purchase agreement for $316,000. As part of the asset sale, the new owners acquired the option to repurchase the assets that were sold to a related party on February 1, 2002, which include the land, building, furniture and fixtures, and machinery and equipment of the Hospital. During the first nine months of 2002, the Company’s Chairman loaned the Hospital $55,000 to meet operating requirements. The terms of the asset purchase agreement required the Chairman to release the Hospital from this indebtedness. The Chairman concurrently agreed to accept a new $55,000 note from the new owners of the hospital.

The Company has also borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investment and working capital needs. During 2002, the Company repaid $220,000 and borrowed an additional $241,000 from the related parties. As of December 31, 2002 and 2001 the balances due were $2,437,000 and $2,416,000 ($3,438,000 including borrowings for the discontinued operation), respectively (see Note 6). The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2003. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

The Company received $69,000 during 2002 from family members as an advance on property that they intend to purchase. The specific property has not been identified and the terms of the purchase have not been finalized. The advance is included in accounts payable and accrued expenses.

The Company received approximately $70,000 during 2002 from family members to help meet payroll requirements. The funds do not have to be repaid and are accounted for as capital contributions in accordance with AICPA Technical Practice Aids Paragraph No. 4160, “Contributed Capital,” and SEC Staff Accounting Bulletin, Release No. 79, “Accounting for Transactions Undertaken by a Company’s Principal Stockholder(s) for the Benefit of the Company.”

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2002	2001
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$105,000

Non-cash transactions – During 2002, the Company entered into two agreements that resulted in the sale of all of the Hospital’s assets in exchange for the reductions of all of the Hospital’s liabilities as well as $50,000 in cash, a $250,000 note receivable, and a 5% interest in the buyer’s limited partnership (see Note 2). These transactions were allocated to current and non-current assets of discontinued operations, investment in partnership, current liabilities of discontinued operations, and environmental reserve.

6. DEBT

Short-term debt consists of $2,437,000 of notes payable to stockholders and other related parties (see Note 4), which are due on various dates from 2001 through 2003, bear interest at 10% per annum, and are secured by the real estate investments of the Company. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

Long-term debt consists of the environmental reserve amount of $1,174,000 (see Note 8).

7. COMMITMENTS AND CONTINGENCIES

The Company operated its outpatient programs, which were discontinued during 2001, from leased facilities. All of the Company’s leases were operating leases. The rental payments under these leases included the minimum rental expense along with the increase in the cost of living plus, in some instances, an annual adjustment to reflect the lessor’s increased costs of operation. The purchaser of the Hospital’s operations (see Note 2) assumed the Company’s remaining lease obligations. Discontinued operations include rent expense of $93,000 for 2002 and $22,000 for 2001.

8. LITIGATION

The Company is named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many “Potentially Responsible Parties” (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California—Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Hartley Pen Company previously owned by the Company. On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January 1999, the PRP’s consented decree was approved by the Court.

As of December 31, 2002, the Company had made payments into the PRP Group totaling approximately $820,000, which includes the assignment of a $250,000 note receivable (see note 2), and had a cash call contribution payable of $131,000. The Company has accrued short-term and long-term undiscounted liabilities of $209,000 and $1,174,000, respectively, to cover future costs under the remediation plan.

The Company is in dispute related to a license agreement entered into in 1988 over the trademark “Classics Illustrated.” In 1998, The Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee that the licensee would have to investigate the international trademark involving “Classics Illustrated.” Management believes that there is no probable risk of loss related to this dispute.

9. INCOME TAXES

The Company does not carry a provision for income taxes due to tax losses in 2002 and 2001, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2002 and 2001 consist of the following:

	2002	2001
Net operating loss carryforwards	$4,612,000	$4,532,000
Depreciation	—	(35,000)
Bad debt/land reserves	247,000	499,000
Toxic waste accrual	555,000	555,000
Other reserves	323,000	278,000

	5,737,000	5,829,000
Less valuation allowance	(5,737,000)	(5,829,000)

	$—	$—

The Company has net operating loss carryforwards aggregating approximately $13,635,000, for federal income tax purposes, which expire in various years through 2017.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the Plan) covering substantially all of its employees. Contributions to the Plan are made by participating employees. The Company made no contributions in 2002 and 2001, as contributions are discretionary. As a result of the sale of the assets and operations of the Hospital (see Note 2), the Plan has been frozen while the assets of the Plan are being distributed.

11. SUBSEQUENT EVENTS

In 2003, management learned that the county of Los Angeles, who had previously approved Sun Sail’s subdivision of certain properties, is requiring Sun Sail to further improve the land prior to selling. The improvements may include building water mains and certain access roads. Management believes that such required improvements could have a material adverse effect on the property’s value. Management is not able to reasonably estimate the costs involved in the improvements at this time. Accordingly, the December 31, 2002 financial statements do not reflect any adjustments that might result from these improvements.