Form 10-Q
period 2003-03-31
FRAWLEY CORP
filed 2003-06-11
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXHCANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-6436

FRAWLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2639686
(State or other jurisdiction of incorporation or organization)	(IRS Emp Id No)

5737 Kanan Rd. PMB 188, Agoura Hills, California	91301
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common Stock, $1.00 Par Value	1,222,905
(Class)	(Outstanding at March 31, 2003)

Total Number of Pages 12

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2003	DECEMBER 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$23,000	$38,000
Prepaid expenses and other assets	16,000	46,000

TOTAL CURRENT ASSETS	39,000	84,000
Real estate investments, net	1,052,000	1,052,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$1,107,000	$1,152,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable to stockholders	$2,437,000	$2,437,000
Interest payable to related parties	1,009,000	949,000
Accounts payable and accrued expenses	202,000	280,000
Deposits	101,000	—
Environmental reserve	209,000	209,000

TOTAL CURRENT LIABILITIES	3,958,000	3,875,000
LONG TERM LIABILITIES
Environmental reserve	1,174,000	1,174,000

TOTAL LIABILITIES	$5,132,000	$5,049,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share: Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share; Authorized, 6,000,000 shares, issued 1,414,217 shares outstanding	1,414,000	1,414,000
Capital surplus	17,075,000	17,056,000
Accumulated deficit	(21,753,000)	(21,606,000)

	(3,264,000)	(3,136,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,025,000)	(3,897,000)

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$1,107,000	$1,152,000

See notes to consolidated financial statements

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Net revenues	$—	$10,000

COSTS AND EXPENSES:
Cost of operations	—	—
Selling, general and administrative expenses	87,000	53,000
Interest expense	60,000	60,000

TOTAL COSTS AND EXPENSES	147,000	113,000

NET LOSS FROM CONTINUING OPERATIONS	$(147,000)	$(103,000)
INCOME FROM DISCONTINUED OPERATIONS	—	656,000

NET (LOSS)/INCOME	$(147,000)	$553,000

NET LOSS PER SHARE FROM CONTINUING OPERATIONS, COMMON	$(.12)	$(.08)

NET (LOSS)/INCOME PER SHARE, COMMON	$(.12)	$.45

FULLY DILUTED	$(.12)	$.45

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(147,000)	$553,000

Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Gain on sale of assets	—	(781,000)
Change in net assets of discontinued operations	—	12,000
Change in net liabilities of discontinued operations	—	168,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	30,000	23,000
Accounts payable and accrued liabilities	83,000	49,000

TOTAL ADJUSTMENTS	113,000	(529,000)

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(34,000)	24,000

CASH FLOW FROM INVESTING ACTIVITIES:
Real estate investments	—	(14,000)

CASH FLOWS FROM FINANCING ACTIVITES:
Capital contributions	19,000	—
Short-term debt borrowings	—	63,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$19,000	$63,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,000)	73,000
CASH, BEGINNING OF PERIOD	38,000	135,000

CASH, END OF PERIOD	$23,000	$208,000

See notes to consolidated financial statements

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2003, the results of operations and changes in cash flow for the three months then ended.

NOTE 2:	The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

The real estate operating loss during the quarter ended March 31, 2003 was approximately $79,000 as compared to a loss of $73,000 for the same period in 2002. Real estate losses continue as the Company incurs carrying costs and improvements required to sell the property.

Although the Company is actively seeking a buyer for its undeveloped real estate, the County of Los Angeles has adopted more stringent rules covering the development of raw land. These revised regulations have made it more difficult to develop the Company’s property. Management believes that these regulations could have a material adverse effect on the property’s value. Management is not able to reasonably estimate the costs involved in complying with these regulations at this time. Accordingly, these financial statements do not reflect any adjustments that might result from these regulations.

Discontinued Operations

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

Prior to the sale of the Schick Program on October 1, 2002, for the nine months ended September 30, 2002, the health care discontinued operations’

net income was approximately $506,000. The net income reflects a gain from the Settlement Agreement of $781,000, which resulted from the reduction of debt in the amount of $1,022,000 and accrued interest of $174,000 less the net book value of assets sold for $415,000. If the Company had not entered into the Settlement Agreement, the net loss for the Hospital would have been $275,000 for the nine months ended September 30, 2002.

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

In addition to the terms previously noted, the Hospital received $50,000 in cash, a note for $250,000, and a 5% limited partnership interest in the acquiring partnership and recognized a gain of approximately $158,000 on the sale. The Hospital incurred legal expenses of approximately $81,000 related to the sale. The Hospital concurrently assigned the $250,000 note receivable to the Chatham Brothers Barrel Yard PRP Trust as a reduction of the amount owed related to the toxic waste cleanup lawsuit and paid the $50,000 in cash to the Company’s counsel for legal fees owed.

During the quarter ended March 31, 2003, the Hospital had miscellaneous expenses of $5,647 compared to a profit of approximately $656,000 for the same period during 2002. The profit reflected the effect of the $781,000 gain from the Settlement Agreement, which was a result of the reduction of debt in the amount of $1,022,000 and accrued interest of $174,000 less the net book value of assets sold for $415,000. Without the gain from the Settlement Agreement, the operating loss for the first Quarter 2002 was $125,000.

Liquidity and Capital Resources

The Company’s recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern. Real Estate and Corporate overhead are producing losses that the real-estate business is unable to absorb. The required investments in real estate are currently funded from loans.

The Company intends to meet its obligations through real estate sales. The limited resources available to the Company will be directed at reducing operating expenses and selling real estate.

The Company continues to incur legal expenses and has an obligation in 2003 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

The Company is named as a defendant in the Chatham Brothers Toxic Waste cleanup lawsuit. In February 1991, the Company was identified as one of many “Potentially Responsible Parties” (PRPS) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California – Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved The Harley Pen Company previously owned by the Company.

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated Cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January 1999, the Court approved the PRP’s consent decree.

As of March 31, 2003, the Company had made payments into the PRP Group totaling approximately $820,000, which includes the assignment of the $250,000 note receivable and had a cash call contribution payable of $131,000. The Company has accrued short-term and long-term undiscounted liabilities of $209,000 and $1,174,000, respectively, to cover future costs under the remediation plan.

The Company is in dispute with its 1988 licensee over the trademark “Classics Illustrated”. In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sub licensee in Greece. In the license agreement the Company notified the licensee that the licensee would have to investigate the international trademark involving “Classics Illustrated”. Management believes that there is no probable risk of loss related to this dispute.

ITEM 5: Other Information

Related Party Transactions

During the First Quarter ended March 31, 2003, the Company received approximately $31,000 from the Frawley Family Trust as an advance on property that they intend to purchase. The specific property has not been identified and the terms of the purchase have not been finalized. The advance is included in deposits.

The Company received approximately $19,000 during the quarter ended March 31, 2003 from the Frawley Family Trust to help meet payroll requirements. The funds do not have to be repaid and are accounted for as capital contributions in accordance with AICPA Technical Practice Aids Paragraph

No. 4160, “Contributed Capital,” and SEC Staff Accounting Bulletin, Release No. 79, “Accounting for Transactions Undertaken by a Company’s Principal Stockholder(s) for the Benefit of the Company.”

ITEM 6: Exhibits and Reports on Form 8-K

Exhibit 7 – Financial Data Schedule

On March 8, 2003 the Company filed an 8K report.

Exhibit 99 – Certification of CEO and CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION (Registrant)

Date: June 10, 2003	By:	/s/ MICHAEL P. FRAWLEY
Michael P. Frawley (Authorized Officer and CEO and Chairman of the Board)