Form 10-Q
period 2003-06-30
FRAWLEY CORP
filed 2003-07-22
CIK 38824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	(Outstanding at June 30, 2003)

Total Number of Pages 12

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2003	DECEMBER 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	32,000	$38,000
Prepaid expenses and other assets	6,000	46,000
Current assets of discontinued operations	—	—

TOTAL CURRENT ASSETS	38,000	84,000
Real estate investments, net	1,052,000	1,052,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$1,106,000	$1,152,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to stockholders	$2,437,000	$2,437,000
Accounts payable and accrued expenses	326,000	280,000
Environmental reserve	78,000	209,000
Interest payable to related parties	1,070,000	949,000
Deposits	172,000	—

TOTAL CURRENT LIABILITIES	4,083,000	3,875,000
LONG TERM LIABILITIES
Environmental reserve	1,174,000	1,174,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share;
Authorized, 6,000,000 shares, issued 1,414,217 shares outstanding	1,414,000	1,414,000
Capital surplus	17,095,000	17,056,000
Accumulated deficit	(21,899,000)	(21,606,000)

	(3,390,000)	(3,136,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,151,000)	(3,897,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,106,000	$1,152,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2003	2002
REVENUES:
Net revenues	$14,000	$—

COSTS AND EXPENSES:
Selling, general and administrative expenses	99,000	67,000
Interest expense	61,000	63,000

TOTAL COSTS AND EXPENSES	160,000	130,000

LOSS FROM CONTINUING OPERATIONS	(146,000)	(130,000)
LOSS FROM DISCONTINUED OPERATIONS	—	(105,000)

NET LOSS	$(146,000)	$(235,000)

LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.12)	$(0.11)

NET LOSS PER SHARE, COMMON	$(0.12)	$(0.19)

FULLY DILUTED	$(0.12)	$(0.19)

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
REVENUES:
Net operating revenues	$14,000	$10,000

COSTS AND EXPENSES:
Cost of operations	—	—
Selling, general and administrative expenses	186,000	120,000
Interest expense	121,000	123,000

TOTAL COST AND EXPENSES	307,000	243,000

LOSS FROM CONTINUING OPERATIONS	(293,000)	(233,000)
INCOME FROM DISCONTINUED OPERATIONS	—	551,000

NET LOSS	$(293,000)	$318,000

LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.24)	$(0.19)

NET (LOSS)/INCOME PER SHARE, COMMON	$(0.24)	$0.26

FULLY DILUTED	$(0.24)	$0.26

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(293,000)	$318,000

Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Gain on sale of assets	—	(781,000)
Change in net assets of discontinued operations	—	70,000
Change in net liabilities of discontinued operations	—	151,000
Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	1,000	(6,000)
Prepaid expenses and other assets	39,000	(3,000)
Accounts payable and accrued expenses	208,000	71,000

TOTAL ADJUSTMENTS	248,000	(498,000)

NET CASH USED IN OPERATING ACTIVITIES	(45,000)	(180,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate investments	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITES:
Capital contributions	39,000	—
Short-term debt borrowings	—	222,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,000	222,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,000)	27,000
CASH, BEGINNING OF PERIOD	38,000	135,000

CASH, END OF PERIOD	$32,000	$162,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE1:	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2003, and the results of operations and changes in cash flows for the six months then ended.

NOTE2:	The results of operations for the six months ended June 30, 2003 as compared to the results of 2002 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended June 30, 2003, the real estate operating loss was $77,000 compared to a loss in 2002 of $95,000. During the first six months of this year, real estate losses were $156,000 as compared to a loss of $167,000 for the same period in 2002. Real estate losses continue as the Company incurs carrying costs and costs of improvements required to sell the property.

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

Discontinued Operations

Specialized Health Services

Due to the Hospital’s continued losses and its inability to pay interest on its secured $1,022,000 loan on the Hospital property for more than a year, the Board of Directors of the Company had unanimously voted to sell or close this business in 2002.

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

The proceeds from the sale were distributed as follows: $50,000 was deposited into Karr Tuttle & Campbell Trust account, Schick’s attorney’s, and used as partial payment of outstanding legal fees. The $250,000 note was assigned to the Chatham Brothers Barrel Yard PRP Trust as a reduction of the amount owed related to the toxic waste cleanup lawsuit.

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

The Company is named as a defendant in the Chatham Brothers toxic waste Cleanup lawsuit. In February 1991, the Company was identified as one of any “Potentially Responsible Parties” (PRPs) in the Chatham Brothers Toxic Waste cleanup site case, filed by the State of California Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involving the Hartley Pen Company previously owned by the Company.

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share of the changes. In January of 1998, the final remediation plan was approved by the State and in January of 1999, the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of June 30, 2003, the Company had paid over $820,000 into the PRP group, which includes the assignment of the $250,000 note receivable, and had a cash call contribution payable of $131,000. In addition, the Company carried accrued short-term and long-term liabilities of $78,000 and $1,174,000, respectively.

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

Related Party Transactions

During the Second Quarter ended June 30, 2003 the Company received approximately $71,500 from the Frawley Family Trust as an advance on property that they intend to purchase. The specific property has not been identified and the terms of the purchase have not been finalized. The advance is included in accounts payable and accrued expenses.

The Company has charged its principal stockholder for any employee time spent on non-corporate matters. The Company has received $20,000 for the quarter ended June 30, 2003 from the Frawley Family Trust as reimbursement for payroll expenses. The funds do not have to be repaid and are accounted for as capital contributions.

ITEM 6:	Exhibits and Reports on Form 8-K

Exhibit 99.1 – Certification of CEO and CFO

No reports on form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)

Date: July 22, 2003	By:	/s/ MICHAEL P. FRAWLEY
MICHAEL P. FRAWLEY, President (Authorized Officer and Chief Financial Officer)