Form 10-Q
period 2003-09-30
FRAWLEY CORP
filed 2003-10-30
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common Stock, Par Value $1	1,222,905
Class	Outstanding at September 30, 2003

Total Number of Pages 13

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(Unaudited)

CURRENT ASSETS
Cash	18,000	$38,000
Accounts receivable, net	4,000	—
Prepaid expenses and other assets	—	46,000

TOTAL CURRENT ASSETS	22,000	84,000

Real estate investments, net	1,052,000	1,052,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$1,090,000	$1,152,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to stockholders	$2,437,000	2,437,000
Accounts payable and accrued expenses	205,000	210,000
Environmental reserve	209,000	209,000
Deposits	220,000	70,000
Interest payable to related parties	1,131,000	949,000

TOTAL CURRENT LIABILITIES	4,202,000	3,875,000

LONG TERM LIABILITIES

Environmental reserve	1,174,000	1,174,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share;
Authorized, 6,000,000 shares, issued
1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,118,000	17,056,000
Accumulated deficit	(22,057,000)	(21,606,000)

	(3,525,000)	(3,136,000)
Less common stock in treasury,
191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,286,000)	(3,897,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,090,000	$1,152,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2003	2002
REVENUES:
Net revenues	$—	$1,000

COSTS AND EXPENSES:
Selling, general and administrative expenses	85,000	55,000
Interest expense	73,000	67,000

TOTAL COSTS AND EXPENSES	158,000	122,000

LOSS FROM CONTINUING OPERATIONS	(158,000)	(121,000)
LOSS FROM DISCONTINUED OPERATIONS	—	(45,000)

NET LOSS	$(158,000)	$(166,000)

L0SS PER SHARE FROM CONTINUING OPERATIONS	(0.13)	$(0.10)

NET LOSS PER SHARE, COMMON	$(0.13)	$(0.14)

FULLY DILUTED	$(0.13)	$(0.14)

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
REVENUES:
Net operating revenues	$14,000	$11,000

COSTS AND EXPENSES:
Selling, general and administrative expenses	271,000	175,000
Interest expense	194,000	190,000

TOTAL COST AND EXPENSES	465,000	365,000

LOSS FROM CONTINUING OPERATIONS	(451,000)	(354,000)
INCOME FROM DISCONTINUED OPERATIONS	—	506,000

NET (LOSS)/INCOME	$(451,000)	$152,000

L0SS PER SHARE FROM CONTINUING OPERATIONS	$(0.37)	(0.29)

NET (LOSS)/INCOME PER SHARE, COMMON	$(0.37)	0.12

FULLY DILUTED	$(0.37)	$0.12

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(451,000)	$152,000

Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Gain on sale of assets	—	(781,000)
Change in net assets of discontinued operations	—	(28,000)
Change in net liabilities of discontinued operations	—	121,000
Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	(4,000)	(6,000)
Prepaid expenses and other assets	46,000	25,000
Accounts payable and accrued expenses	327,000	168,000

TOTAL ADJUSTMENTS	369,000	(501,000)

NET CASH USED IN OPERATING ACTIVITIES	(82,000)	(349,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate investments	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITES:
Capital contributions	62,000	—
Short-term borrowings	—	235,000

NET CASH PROVIDED BY FINANCING ACTIVITES	62,000	235,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,000)	(129,000)
CASH, BEGINNING OF PERIOD	38,000	135,000

CASH, END OF PERIOD	$18,000	$6,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2003, and the results of operations and changes in cash flows for the nine months then ended.

NOTE 2:	The results of operations for the nine months ended September 30, 2003 as compared to the results of 2002 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended September 30, 2003, the real estate operating loss was $92,000 compared to a loss in 2002 of $87,000. During the nine months ended September 30, 2003, real estate losses were $248,000 as compared to a loss of $255,000 for the same period in 2002. Real estate losses continue as the Company incurs carrying costs and costs of improvements required to sell the property.

Although the Company is actively seeking a buyer for its undeveloped real estate, the County of Los Angeles has adopted more stringent rules covering the development of raw land. These revised regulations have made it more difficult to develop the Company’s property.

Discontinued Operations

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

During the first nine months of 2002, Michael Frawley, the Company’s Chairman, loaned the Hospital $55,000 to meet operating expenses.

To complete the sale, the Company’s Chairman agreed to release the Company from its indebtedness to him in the amount of $55,000 and agreed to a new note of $55,000 to be paid by the new owners at the end of 2003.

The proceeds from the sale were distributed as follows: $50,000 was deposited into Karr Tuttle & Campbell Trust account, Schick’s attorney’s, and used as partial payment of outstanding legal fees. The $250,000 note was assigned to the Chatham Brothers toxic waste PRP Trust.

On October 1, 2003, the Chatham Brothers toxic waste PRP trust received the first annual payment from the $250,000 note as scheduled.

Liquidity and Capital Resources

The Company’s recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

Real estate and corporate overhead are producing losses that the operating business is unable to absorb. The required investments in real estate are currently funded by loans.

The Company intends to meet its obligations through real estate sales. The limited resources available to the Company will be directed at reducing operating expenses and selling real estate.

The Company continues to incur legal expenses and had an obligation in 2003 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share of the changes. In January of 1998, the final remediation plan was approved by the State and in January of 1999, the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of September 30, 2003, the Company had paid over $820,000 into the PRP group, which includes the assignment of the $250,000 note receivable. and had a cash call contribution payable of $131,000. In addition, the Company carried accrued short-term and long-term liabilities of $78,000 and $1,174,000, respectively.

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

Related Party Transactions

During the Third Quarter ended September 30, 2003 the Company received approximately $48,000 from the Frawley Family Trust as an advance on property that the Trust intended to purchase. The specific property has not been identified and the terms of the purchase have not been finalized. The advance is included in deposits.

The Company has charged its principal stockholder for any employee time spent on non-corporate matters. The Company has received $23,000 from the Frawley Family Trust as reimbursement for payroll expenses during the 3rd Quarter ended September 30, 2003. The funds do not have to be repaid and are accounted for as capital contributions in the financial statements.

ITEM 6:	Exhibits and Reports on Form 8-K

  Exhibit 32.1 – Certification of CEO and CFO

  On October 10, 2003 the Company filed an 8K report.

Other Events and Required FD Disclosure.

On October 3, 2003, the Frawley Family Trust (the “Trust”) distributed 314,187 of its shares of Frawley Corporation common stock, par value $1.00 per share, to the following beneficiaries listed below.

It is anticipated that within two weeks, the Trust will distribute an additional 14,596 of its shares of Frawley Corporation common stock, par value $1.00 per share, for a total of 328,783 shares, to the following beneficiaries listed below:

Name of Beneficiary	Number of Shares	Percentage of ownership After distribution
Dr. Patrick Joseph Frawley III 436 N. Ontare Rd. Santa Barbara, CA 93105	54,796	11.5	% (1)

Miss Mary Louise Frawley 10633 Wilkins Ave. # 1 Los Angeles, CA 90024	54,797	11.68%

Mrs. Eileen Frawley Callahan 10700 Wilshire Blvd. # 303 Los Angeles, CA 90024	4,798	8.36%

Mr. Michael P. Frawley 28756 W. Pisces St. Agoura Hills, Ca 91301	54,798	54,798

Mrs. Joan Frawley Desmond 7106 44th St. Chevy Chase, MD 20815	54,797	8.86%

Mrs. Barbara Frawley Ross 315 E. 72nd St. #19B New York, NY 10021	54,797	4.48%

Total	328,783	56.07%

(1)	Additionally Dr. Frawley holds 22,456 shares or 1.83% as custodian for his children, as to which he disclaims beneficial ownership.

Upon completion of the distribution, the Trust held no shares or 0 % of the Company’s issued and outstanding common stock. The shares were distributed pursuant to an exemption from registration made available under Section 4(2) of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION

(REGISTRANT)

Date:	October 30, 2003	By:	/S/ Michael P. Frawley

MICHAEL P. FRAWLEY, President (Authorized Officer and Chief Financial Officer)