Form 10KSB
period 2003-12-31
FRAWLEY CORP
filed 2004-03-18
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12 (g) of the Act: None

Title of each class
Common Stock, par value $1.00 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Other income from continuing operations as of December 31, 2003: $14,000

The Company’s stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of March 17, 2004.

Number of shares of Common Stock outstanding as of March 17, 2004: 1,222,905 shares.

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

Real Estate

The Company’s real estate consists of approximately 57 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $1,052,000 as of the end of 2003, and are subject to mortgage debt held by various stockholders, including the Chief Executive Officer and related family members, aggregating approximately $2,437,000. The Company continues to invest resources in the real estate and it will continue its efforts to sell the land. (See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Employees

Frawley Corporation and its subsidiary employ an aggregate of approximately 4 persons and management believes that employee relations are satisfactory. Due to the Company’s severe financial condition, the Company intends to reduce its staff to Michael Frawley, President, and one part time assistant in the second quarter of 2004.

Item 2. Properties

Frawley Corporation and its subsidiaries operate out of an investment property. (For a description of investment properties, see Item 1. Business - Real Estate).

Item 3: Legal Proceedings

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

As of December 31, 2003 the Company had paid into the PRP Group approximately $840,000, which includes the assignment of a $250,000 note receivable with recourse, and had a cash call contribution payable of approximately $61,000. The Company has accrued short-term and long-term undiscounted liabilities of $139,000 and $1,224,000 respectively, to cover future costs under the remediation plan.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was for payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. The PRP Group has agreed to review the Company’s proposal and, as of the report date, is in the process of reaching a decision. No assurances can be made that the PRP Group will accept the Company’s proposal at this time.

The Company is in dispute with its 1988 licensee over the trademark “Classics Illustrated.” In 1998, The Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sub licensee in Greece. In the license agreement the Company notified the licensee that the licensee would have to investigate the international trademark involving “Classics Illustrated.” Although the parent company of the licensee has filed for Chapter 7 bankruptcy protection, management believes that there is no probable risk of loss related to this dispute.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholders Matters.

The Company’s stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

The approximate number of holders of record for Frawley Corporation’s Common Stock as of December 31, 2003 was 700.

No dividends have been paid in the periods shown above.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overall Summary

The net loss from the Company was $514,000 in 2003 as compared to a net income of $90,000 in 2002. A portion of the net profit in 2002 reflects the sale of the discontinued Health Care Business in 2002 (see the following discussion of Specialized Health Services). Also, a portion of the net profit in 2002 reflects a gain on the sale of real estate of $78,000 in 2002 versus none in 2003 (see following discussion of real estate).

Interest expense for 2003 was $234,000 (net of $20,000 of interest income) compared to $256,000 for 2002. Selling, general and administrative expenses were $294,000 for 2003 compared to $210,000 for 2002.

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

The proceeds from the sale were distributed as follows: $50,000 was deposited into a trust account for Karr Tuttle & Campbell, Schick’s attorney’s, and used as partial payment of outstanding legal fees. The $250,000 note was assigned with recourse to the Chatham Brothers Barrel Yard PRP Trust to reduce the Company’s toxic waste liability.

Real Estate

In December 2002, the Company sold one parcel of land of approximately 10 acres to a non-related third party for $350,000 and recorded a gain on the sale in the amount of $78,000. The Company used approximately $220,000 of the proceeds to retire related debt.

The real estate operating loss before interest expense was $66,000 in 2003 as compared to an operating income before interest expense of $33,000 in 2002.

In 2003, the Company was forced to cancel escrow on a sale for a five acre parcel due to new Los Angeles County regulations restricting private water and sewer-pipe line connections that do not connect to a public utility fronting on the property it services. The Company has devoted significant resources during 2003 trying to resolve these regulatory issues. In February 2004, the Company received notice from Los Angeles County that the county intends to severely restrict grading permits and may require condition use permits for grading on the Company’s property. In addition, the County of Los Angeles announced its intention to restrict the building of residences on three of the Company’s eight parcels of land because of new ridgeline building ordinances. The above regulations potentially require multi - year processing to reach the point that a parcel can be sold to a third party.

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the December 31, 2003 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

Liquidity and Capital Resources

The Company’s recurring losses from continuing operations and difficulties in generating cash flow sufficient to meet its obligations raise substantial doubt about its ability to continue as a going concern.

Real Estate and Corporate overhead continue to produce losses that the Company is having difficulty absorbing. The required investments in real estate are currently funded from loans or contributions from related parties.

During 2003 and 2002 the Company incurred additional debt in amounts of none and $241,000 respectively. The notes are held by related parties, bear interest at 10%, and were due on various dates individually through 2003. The funds were used to meet working capital requirements, and are secured by the Company’s real estate holdings. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts. The Company intends on meeting these obligations through real estate sales.

In addition, the Company has received capital contributions from related parties of $84,000 in 2003 and $70,000 in 2002, and deposits from related parties for future real estate purchases. The balances of the deposits for the real estate were $269,000 and $69,000 at December 31, 2003 and 2002, respectively. The specific property has not been identified and the terms of the purchase have not been finalized.

Management intends to raise additional capital by selling real estate. The limited resources available to the Company will be directed at reducing and selling real estate.

The following measurements indicate the trends in the Company’s liquidity from continuing operations:

December 31,	2003	2002
Working capital (deficiency)	$(4,171,000)	$(3,791,000)
Current ratio	(.01 to 1)	(.02 to 1)

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

PART IV

Item 13. Financial Statements, Exhibits and Reports on Form 8-K.

(a) 1.	List of Financial Statements:

2.	List of Exhibits:

3.1	Registrant’s certificate of incorporation is incorporated herein by this reference to (A) Exhibit Item (3.1) to Registrant’s Registration Statement No. 2-36536 on form S-1, (B) the name change amendment to said certificate of incorporation under Section 1-02 of the Merger Agreement which is Exhibit A to the definitive proxy material for Registrant’s June 16, 1977 annual meeting of stockholders, filed under Regulation 14A, and (C) the amendment to certificate of incorporation which is Exhibit A to the definitive proxy material for Registrant’s June 25, 1987 Annual Meeting of Stockholders, filed under Regulation 14A.

3.2	Registrant’s bylaws, as amended to date are incorporated herein by reference to Exhibit Item (3) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1980.

21.1	List of Subsidiaries is incorporated herein by reference to Exhibit Item (10) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

31.1	Sarbanes-Oxley Act section 302 Certification

32.1	Certification of CEO and CFO

(b)	Reports on Form 8-K:

The Company filed an 8K report on February 13, 2002.

The Company filed an 8K report on March 8, 2003

The Company filed an 8K report on October 10, 2003

Other Events and Required FD Disclosure.

In October 2003, the Frawley Family Trust (the “Trust”) distributed 328,783 of its shares of Frawley Corporation common stock, par value $1.00 per share, to the following beneficiaries listed below.

Name of Beneficiary	Number of Shares	Percentage of ownership After distribution
Dr. Patrick Joseph Frawley III 436 N. Ontare Rd. Santa Barbara, CA 93105	54,796	11.56	% (1)

Miss Mary Louise Frawley 10633 Wilkins Ave. #1 Los Angeles, CA 90024	54,797	11.68%

Mrs. Eileen Frawley Callahan 10700 Wilshire Blvd. #303 Los Angeles, CA 90024	54,798	8.36%

Mr. Michael P. Frawley 28756 W. Pisces St. Agoura Hills, Ca 91301	54,798	11.13%

Mrs. Joan Frawley Desmond 7106 44th St. Chevy Chase, MD 20815	54,797	8.86%

Mrs. Barbara Frawley Ross 315 E. 72nd St. #19B New York, NY 10021	54,797	4.48%

Totals	328,783	56.07%

(1)	Additionally, Dr. Frawley holds 22,456 shares or 1.83% as custodian for his children, as to which he disclaims beneficial ownership.

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

Frawley Corporation (Registrant)

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board

Date	March 17, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)

March 17, 2004
(Date)

By:	/s/ Dudley Callahan
Dudley Callahan, Vice President and Secretary

March 17, 2004
(Date)

LaRue, Corrigan & McCormick LLP

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Frawley Corporation

Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Frawley Corporation and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The 2003 and 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management’s plans concerning these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LaRue, Corrigan & McCormick LLP

Woodland Hills, California

March 11, 2004

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS
CURRENT ASSETS

Cash (Note 1)	$18,000
Prepaid expenses and other current assets	32,000

TOTAL CURRENT ASSETS	50,000

OTHER ASSETS

Real estate investments (Notes 3, 4 and 6)	1,052,000
Investment in partnership (Note 2)	16,000

TOTAL OTHER ASSETS	1,068,000

TOTAL ASSETS	$1,118,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to related parties (Notes 4 and 6)	$2,437,000
Interest payable to related parties	1,192,000
Deposits	269,000
Accounts payable and accrued expenses	184,000
Environmental reserve (Note 8)	139,000

TOTAL CURRENT LIABILITIES	4,221,000

LONG-TERM LIABILITIES
Environmental reserve (Note 8)	1,224,000

TOTAL LIABILITIES	5,445,000

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 and 8)

STOCKHOLDERS’ DEFICIT
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued	—
Common stock, $1.00 par value, 6,000,000 shares authorized, 1,414,217 shares issued	1,414,000
Capital surplus	17,140,000
Accumulated deficit	(22,120,000)

(3,566,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,327,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,118,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUES
Other income	$14,000	$—
Gain on sale of real estate	—	78,000

TOTAL REVENUE	14,000	78,000

COSTS AND EXPENSES
Cost of operations	—	100,000
Selling, general and administrative expenses	294,000	210,000
Interest expense, net of interest income (Note 4)	234,000	256,000

TOTAL COSTS AND EXPENSES	528,000	566,000

LOSS FROM CONTINUING OPERATIONS	(514,000)	(488,000)

INCOME FROM DISCONTINUED OPERATIONS (Note 2)	—	578,000

NET (LOSS)/INCOME	$(514,000)	$90,000

LOSS PER SHARE FROM CONTINUING OPERATIONS, COMMON	$(0.42)	$(0.40)

INCOME PER SHARE FROM DISCONTINUED OPERATIONS, COMMON	$—	$0.47

NET (LOSS)/INCOME PER SHARE, COMMON	$(0.42)	$0.07

FULLY DILUTED	$(0.42)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,222,905	1,222,905

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Capital Surplus	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
January 1, 2002	1,414,000	$1,414,000	$16,986,000	$(21,696,000)	$(761,000)	$(4,057,000)
Capital contributions	—	—	70,000	—	—	70,000
Net income, 2002	—	—	—	90,000	—	90,000

December 31, 2002	1,414,000	1,414,000	17,056,000	(21,606,000)	(761,000)	(3,897,000)
Capital contributions	—	—	84,000	—	—	84,000
Net loss, 2003	—	—	—	(514,000)	—	(514,000)

December 31, 2003	1,414,000	$1,414,000	$17,140,000	$(22,120,000)	$(761,000)	$(4,327,000)

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(514,000)	$90,000

Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Gain on sale of real estate investment	—	(78,000)
Gain on sale of assets	—	(939,000)
Net change in assets of discontinued operations	—	93,000
Net change in liabilities of discontinued operations	—	57,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,000	20,000
Accounts payable and accrued liabilities	(27,000)	192,000
Deposits	200,000	69,000
Interest payable	243,000	256,000
Environmental reserve	(20,000)	(250,000)

TOTAL ADJUSTMENTS	410,000	(580,000)

NET CASH USED IN OPERATING ACTIVITIES	(104,000)	(490,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate	—	350,000
Payments for real estate improvements	—	(48,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	302,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	84,000	70,000
Short-term debt borrowings from related party	—	241,000
Repayment of borrowings	—	(220,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	84,000	91,000

NET CHANGE IN CASH	(20,000)	(97,000)

CASH, BEGINNING OF YEAR	38,000	135,000

CASH, END OF YEAR	$18,000	$38,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include Frawley Corporation (the “Company”) and its subsidiaries: Schick Shadel Hospital, Inc. (the “Hospital”), which was accounted for as a discontinued operation until it was sold on October 1, 2002 (see Note 2), and Sun Sail Development Company (Sun Sail). In addition, Sun Sail is the sole member of Sunny Hill L.L.C. (Sunny Hill), which was formed in 2003. Sunny Hill did not have any transactions for 2003. All significant intercompany profits, transactions and balances have been eliminated.

Hospital Revenue - The Hospital, which was accounted for as a discontinued operation until it was sold on October 1, 2002 (see Note 2), primarily treated substance abuse in the Seattle, Washington area. Certain operating revenues for the Hospital were recorded under cost reimbursement agreements, principally Medicare, which are subject to audit and possible retroactive adjustment by third-party payors in order to arrive at the reimbursable cost of providing the medical services to the beneficiaries of these programs. In the opinion of management, adequate provision was made for any adjustments that may result from such audits. Differences between estimated provisions and final settlements were reflected as charges or credits to operating results in the year in which the settlements were made.

Depreciation - The cost of Hospital property and equipment was depreciated over the estimated useful lives of the assets, which ranged from ten to twenty years, using the straight-line method. The Hospital building was depreciated over forty years. The assets and operations of the Hospital were sold on February 1, 2002 and October 1, 2002, respectively (see Note 2).

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

Malpractice Insurance Coverage - Medical malpractice claims were covered by an occurrence-basis medical malpractice insurance policy. The coverage of $5 million per occurrence was considered by the Company to be adequate for potential claims. This coverage has been discontinued as of December 31, 2002, pursuant to the sale of the assets and operations of the Hospital on February 1, 2002 and October 1, 2002, respectively (see Note 2)

Cash and Cash Equivalents - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Concentration of Credit Risk - Certain financial instruments potentially subjected the Company to concentrations of credit risk. These financial instruments consisted primarily of cash and accounts receivable. The Company places its cash with high-credit, quality financial institutions. Concentrations of credit risk with respect to accounts receivable were limited due to the Company’s large patient base. The Company maintained an allowance for doubtful accounts based on factors surrounding the credit risk of specific patients and other information. Credit losses, when realized, had been within the range of the Company’s expectations.

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

Advertising - The Company expensed advertising costs as incurred, which related primarily to the Hospital. Advertising expense was none and $74,000 for the years ended December 31, 2003 and 2002, respectively, and is included in income or loss from discontinued operations.

Reclassification - Certain amounts in the 2002 financial statements were reclassified to conform to the 2003 financial statement presentation. The purpose of the reclassification is to provide a more accurate representation of the Company’s 2002 cash flows. The reclassification has no effect on management’s representation of the overall performance of the Company for the year ended December 31, 2002.

2. DISCONTINUED OPERATIONS

In December 2001, the Company’s Board of Directors approved a plan to dispose of the Hospital. Accordingly, the Hospital has been accounted for as a discontinued operation.

On February 1, 2002, the Hospital sold its land, building, property and equipment to a related party who also held the outstanding notes payable. The related party took possession of the land, building, furniture and fixtures, and machinery and equipment of the Hospital, which had a net book

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

value of $415,000, in exchange for the cancellation of the outstanding notes payable of $1,022,000 and accrued interest of $174,000. The Hospital recorded a gain of $781,000 on the extinguishment of the debt, which was included in income from discontinued operations.

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

In addition to the terms previously noted, the Company received $50,000 in cash, a note for $250,000, and a 5% limited partnership interest in the acquiring partnership and recognized a gain of approximately $158,000 on the sale. The Company incurred legal expenses of approximately $81,000 related to the sale. The Company concurrently assigned the $250,000 note receivable with recourse to the Chatham Brothers Barrel Yard PRP Trust as a reduction of the amount owed related to the toxic waste cleanup lawsuit (see Note 8) and paid the $50,000 in cash to the Company’s counsel for legal fees owed.

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

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

3. OPERATING RESULTS AND MANAGEMENT PLANS

The Company’s net loss for 2003 was $514,000 as compared to net income for 2002 of $90,000, which included the Hospital’s discontinued operations and the gain on the disposal of its assets. Working capital and operating cash flow continue to be negative.

Management’s plans for 2004 will include the continued efforts to sell its real estate holdings and minimize additional investments that require borrowing.

The Company’s real estate investment consists of approximately 57 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate.

In 2003, the Company was forced to cancel escrow on a sale for a five acre parcel due to new Los Angeles County regulations restricting private water and sewer-pipe line connections that do not connect to a public utility fronting on the property it services. The Company has devoted significant resources during 2003 trying to resolve these regulatory issues. In February 2004, the Company received notice from Los Angeles County that the county intends to severely restrict grading permits and may require condition use permits for grading on the Company’s property. In addition, the County of Los Angeles announced its intention to restrict the building of residences on three of the Company’s eight parcels of land because of new ridgeline building ordinances. The above regulations potentially require multi-year processing to reach the point that a parcel can be sold to a third party.

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the December 31, 2003 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

4. RELATED PARTY TRANSACTIONS

On February 1, 2002, the Hospital sold its land, building, property and equipment to the Chairman’s sister, Frances Swanson, an individual, and Frances Swanson, Successor Trustee of the Frawley Family Trust. The related party also held the outstanding notes payable. The related party took possession of the land, building, furniture and fixtures, and machinery and equipment of the Hospital, which had a net book value of $415,000, in exchange for the cancellation of the outstanding notes payable of $1,022,000 and accrued interest of $174,000. The Hospital recorded a gain in 2002 of $781,000 on the extinguishment of the debt, which was included in income from discontinued operations.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

On October 1, 2002, the operations of the Hospital, which included substantially all of the remaining assets and liabilities, were sold to an unrelated party through an asset purchase agreement for $316,000. As part of the asset sale, the new owners acquired the option to repurchase the assets that were sold to the related party on February 1, 2002, which include the land, building, furniture and fixtures, and machinery and equipment of the Hospital. During the first nine months of 2002, the Company’s Chairman loaned the Hospital $55,000 to meet operating requirements. The terms of the asset purchase agreement required the Chairman to release the Hospital from this indebtedness. The Chairman concurrently agreed to accept a new $55,000 note from the new owners of the hospital.

The Company has also borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investment and working capital needs. During 2002, the Company repaid $220,000 and borrowed an additional $241,000 from the related parties. As of December 31, 2003 and 2002 the balances due were $2,437,000 (see Note 6). The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2003. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

The Company received approximately $200,000 during 2003 and $69,000 during 2002 from family members as an advance on property that they intend to purchase. The specific property has not been identified and the terms of the purchase have not been finalized.

The Company received approximately $84,000 during 2003 and $70,000 during 2002 from family members to help meet payroll requirements. The funds do not have to be repaid and are accounted for as capital contributions in accordance with AICPA Technical Practice Aids Paragraph No. 4160, “Contributed Capital,” and SEC Staff Accounting Bulletin, Release No. 79, “Accounting for Transactions Undertaken by a Company’s Principal Stockholder(s) for the Benefit of the Company.”

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

In October 2003, the Frawley Family Trust (the “Trust”) distributed 328,783 of its shares of Frawley Corporation common stock, par value $1.00 per share, to the following beneficiaries listed below.

Name of Beneficiary	Number of Shares	Percentage of ownership After distribution
Dr. Patrick Joseph Frawley III	54,796	11.56	%(1)
Miss Mary Louise Frawley	54,797	11.68%
Mrs. Eileen Frawley Callahan	54,798	8.36%
Mr. Michael P. Frawley	54,798	11.13%
Mrs. Joan Frawley Desmond	54,797	8.86%
Mrs. Barbara Frawley Ross	54,797	4.48%

Totals	328,783	56.07%

(1)	Additionally Dr. Frawley holds 22,456 shares or 1.83% as custodian for his children, as to which he disclaims beneficial ownership.

Upon completion of the distribution, the Trust held no shares or 0 % of the Company’s issued and outstanding common stock. The shares were distributed pursuant to an exemption from registration made available under Section 4(2) of the Securities Act of 1933, as amended.

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2003	2002
Cash paid during the year for:
Income taxes	$4,300	$3,200
Interest	$—	$—

Non-cash transactions - During 2002, the Company entered into two agreements that resulted in the sale of all of the Hospital’s assets in exchange for the reductions of all of the Hospital’s liabilities as well as $50,000 in cash, a $250,000 note receivable, and a 5% interest in the buyer’s limited partnership (see Note 2). These transactions were allocated to current and non-current assets of discontinued operations, investment in partnership, current liabilities of discontinued operations, and environmental reserve.

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

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Long-term debt consists of the environmental reserve amount of $1,244,000 (see Note 8).

7. COMMITMENTS AND CONTINGENCIES

The Company operated its outpatient programs, which were discontinued during 2001, from leased facilities. All of the Company’s leases were operating leases. The rental payments under these leases included the minimum rental expense along with the increase in the cost of living plus, in some instances, an annual adjustment to reflect the lessor’s increased costs of operation. The purchaser of the Hospital’s operations (see Note 2) assumed the Company’s remaining lease obligations. Discontinued operations included rent expense of $93,000 for 2002.

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

As of December 31, 2003, the Company had made payments into the PRP Group totaling approximately $840,000, which includes the assignment of a $250,000 note receivable with recourse (see note 2), and had a cash call contribution payable of $61,000. The Company has accrued short-term and long-term undiscounted liabilities of $139,000 and $1,224,000, respectively, to cover future costs under the remediation plan.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was for payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. The PRP Group has agreed to review the Company’s proposal and, as of the report date, is in the process of reaching a decision. No assurances can be made that the PRP Group will accept the Company’s proposal at this time.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

The Company is in dispute related to a license agreement entered into in 1988 over the trademark “Classics Illustrated.” In 1998, The Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee that the licensee would have to investigate the international trademark involving “Classics Illustrated.” Although the parent company of the licensee has filed for Chapter 7 bankruptcy protection, management believes that there is no probable risk of loss related to this dispute.

9. INCOME TAXES

The Company does not carry a provision for income taxes due to tax losses in 2003 and 2002, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2003 and 2002 consist of the following:

	2003	2002
Net operating loss carryforwards	$4,745,000	$4,612,000
Depreciation	—	—
Bad debt/land reserves	247,000	247,000
Toxic waste accrual	463,000	555,000
Other reserves	409,000	323,000

	5,864,000	5,737,000
Less valuation allowance	(5,864,000)	(5,737,000)

	$—	$—

The Company has net operating loss carryforwards aggregating approximately $13,957,000, for federal income tax purposes, which expire in various years through 2018.

10. EMPLOYEE BENEFIT PLANS

The Company sponsored a 401(k) Plan (the Plan) covering substantially all of its employees. As a result of the sale of the assets and operations of the Hospital in 2002 (see Note 2), the Plan has been frozen while the assets of the Plan are being distributed. Contributions to the Plan were made by participating employees. The Company made no contributions in 2002, as contributions were discretionary.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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