Form 10-Q
period 2004-03-31
FRAWLEY CORP
filed 2004-05-11
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	(Outstanding at March 31, 2004)

Total Number of Pages 11

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2004	DECEMBER 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$23,000	$18,000
Prepaid expenses and other assets	7,000	32,000

TOTAL CURRENT ASSETS	30,000	50,000

Real estate investments, net	1,052,000	1,052,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$1,098,000	$1,118,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable to stockholders	$2,437,000	$2,437,000
Accounts payable and accrued expenses	160,000	184,000
Interest payable to related parties	1,251,000	1,192,000
Environmental reserve	139,000	139,000
Deposits	322,000	269,000

TOTAL CURRENT LIABILITIES	4,309,000	4,221,000

LONG TERM LIABILITIES

Environmental reserve	1,224,000	1,224,000

TOTAL LIABILITIES	5,533,000	5,545,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued Common stock, par value $1 per share;
Authorized, 6,000,000 shares, issued 1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,166,000	17,140,000
Accumulated deficit	(22,254,000)	(22,120,000)

	(3,674,000)	(3,566,000)

Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,435,000)	(4,327,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,098,000	$1,118,000

See notes to consolidated financial statements

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Net revenues	$—	$—

COSTS AND EXPENSES:
Selling, general and administrative expenses	74,000	87,000
Interest expense	60,000	60,000

TOTAL COSTS AND EXPENSES	134,000	147,000

NET LOSS	$(134,000)	$(137,000)

NET LOSS PER SHARE, COMMON	$(.11)	$(.12)

FULLY DILUTED	$(.11)	$(.12)

Weighted average number of common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(134,000)	$(147,000)

Changes in operating assets and liabilities:
Prepaid expenses and other assets	25,000	30,000
Accounts payable and accrued expenses	88,000	83,000

TOTAL ADJUSTMENTS	113,000	113,000

NET CASH USED IN OPERATING ACTIVITIES	(21,000)	(34,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	26,000	19,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,000	(15,000)

CASH, BEGINNING OF PERIOD	18,000	38,000

CASH, END OF PERIOD	$23,000	$23,000

See notes to consolidated financial statement

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2004, the results of operations and changes in cash flows for the three months then ended.

NOTE 2:	The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

The real estate operating loss during the quarter ended March 31, 2004 was approximately $84,000 as compared to a loss of $79,000 for the same period in 2003. Real estate losses continue as the Company incurs carrying costs and improvements required to sell the property.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the date of this filing, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the March 31, 2004 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

The Company continues to incur legal expenses and has an obligation in 2004 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated Cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP’s consent decree was approved by the Court. As of March 31, 2004, the Company had made payments into the PRP Group totaling approximately $840,000, which includes the assignment of the $250,000 note receivable and had a cash call contribution payable of $61,000. The Company has accrued short-term and long-term undiscounted liabilities of $139,000 and $1,224,000, respectively, to cover future costs under the remediation plan.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP Group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was a payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. The PRP Group has agreed to review the Company’s proposal and, as of the date of this filing, is in process of reaching a decision. No assurances can be made that the PRP Group will accept the Company’s proposal at this time.

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

Related Party Transactions

During the First Quarter ended March 31, 2004 the Company received approximately $53,000 from various family members of the President of the Company as an advance on property that they intend to purchase. The specific property has not been identified and the terms of the purchase have not been finalized. The advance is included in deposits.

The Company has charged its stockholders for any employee time spent on non-corporate matters. The Company has received $26,000 from the Frawley Family Trust as reimbursement for payroll expenses during the First Quarter ended March 31, 2004. The funds do not have to be repaid and are accounted for as capital contributions in the financial statements.

ITEM 6:	Exhibits and Reports on Form 8-K

Exhibit 31.1, CEO & CFO Certification

Exhibit 32.1, CEO & CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION (REGISTRANT)

Date: May 7, 2004	By: /s/ Michael P. Frawley
(Authorized Officer and CEO and Chairman of the Board)