Form 10-Q
period 2004-06-30
FRAWLEY CORP
filed 2004-08-05
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	(Outstanding at June 30, 2004)

Total Number of Pages 14

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2004	DECEMBER 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$20,000	$18,000
Accounts receivable, net	3,000	—
Prepaid expenses and other assets	3,000	32,000

TOTAL CURRENT ASSETS	26,000	50,000

Real estate investments, net	1,052,000	1,052,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$1,094,000	$1,118,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable to stockholders	$2,437,000	$2,437,000
Accounts payable and accrued expenses	160,000	184,000
Environmental reserve	139,000	139,000
Interest payable to related parties	1,308,000	1,192,000
Deposits	368,000	269,000

TOTAL CURRENT LIABILITIES	4,412,000	4,221,000

LONG TERM LIABILITIES

Environmental reserve	1,224,000	1,224,000

TOTAL LIABILITIES	5,636,000	5,445,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share: Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share; Authorized, 6,000,000 shares, issued 1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,187,000	17,140,000
Accumulated deficit	(22,382,000)	(22,120,000)

	(3,781,000)	(3,566,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,542,000)	(4,327,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,094,000	$1,118,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2004	2003
REVENUES:
Net revenues	$—	$14,000

COSTS AND EXPENSES:
Selling, general and administrative expenses	71,000	99,000
Interest expense	57,000	61,000

TOTAL COSTS AND EXPENSES	128,000	160,000

NET LOSS	$(128,000)	$(146,000)

NET LOSS PER SHARE, COMMON	$(0.10)	$(0.12)

FULLY DILUTED	$(0.10)	$(0.12)

Weighted average number of Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
REVENUES:
Net revenues	$—	$14,000

COSTS AND EXPENSES:
Selling, general and administrative expenses	145,000	186,000
Interest expense	117,000	121,000

TOTAL COSTS AND EXPENSES	262,000	307,000

NET LOSS	$(262,000)	$(293,000)

NET LOSS PER SHARE, COMMON	$(0.21)	$(0.24)

FULLY DILUTED	$(0.21)	$(0.24)

Weighted average number of Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(262,000)	$(293,000)

Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	(3,000)	1,000
Prepaid expenses and other assets	29,000	39,000
Accounts payable and accrued expenses	191,000	208,000

TOTAL ADJUSTMENTS	217,000	248,000

NET CASH USED IN OPERATING ACTIVITIES	(45,000)	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	47,000	39,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,000	(6,000)

CASH, BEGINNING OF PERIOD	18,000	38,000

CASH, END OF PERIOD	$20,000	$32,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2004, and the results of operations and changes in cash flows for the six months then ended.

NOTE 2:	The results of operations for the six months ended June 30, 2004 as compared to the results of 2003 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended June 30, 2004, the real estate operating loss was $83,000 compared to a loss in 2003 of $77,000. During the first six months of this year, real estate losses were $167,000 as compared to a loss of $156,000 for the same period in 2003. Real estate losses continue as the Company incurs carrying costs and costs of improvements required to sell the property.

In February 2004, the Company received notice from Los Angeles County that the County intends to severely restrict grading permits and may require condition use permits for grading on the Company’s property. In addition, the County of Los Angeles announced its intention to restrict the building of residences on three of the Company’s eight parcels of land because of new ridgeline building ordinances. In May of 2004 Los Angeles County Regional Planning approved the Grading Ridgeline Ordinance. The Los Angeles County Board of Supervisors is scheduled to hear the Ordinance in late September 2004. The above regulations potentially require multi-year processing to reach the point that a parcel can be sold to a third party.

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the date of this filing, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the June 30, 2004 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share of the changes. In January of 1998, the final remediation plan was approved by the State and in January of 1999, the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of June 30, 2004, the Company had paid over $840,000, which includes the assignment of a $250,000 note receivable with recourse, into the PRP group and had a cash call contribution payable of $61,000. In addition, the Company carried accrued short-term and long-term liabilities of $139,000 and $1,224,000, respectively.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP Group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was a payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered in a settlement agreement with the Chatham Site PRP Group Trust for a $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not fully be released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full.

Frawley Corporation will not be responsible for any additional payments to the Chatham Site PRP Group Trust for the financing of the remediation action plan approved by the State of California in 1999. However, the PRP Group refused to indemnify Frawley Corporation for any third party law suits related to the Chatham site clean up or for any new claims by the State of California involving the Chatham site that are not considered in the remediation action plan approved in 1999. Frawley Corporation’s financial statements have not been adjusted to reflect this settlement at this time.

In June 2004 the Corporation received a new environmental claim against its former Harley pen division in the amount of $98,503. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company is attempting to gather more information about this claim but has no direct knowledge of any involvement. No adjustments for this claim have been made on the June 30, 2004 financial statements at this time.

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

ITEM 5: Other Information

Related Party Transactions

During the Second Quarter ended June 30, 2004 the Company received approximately $46,000 from the Frawley Family Trust as an advance on property that they intend to purchase. The specific property has not been identified and the terms of the purchase have not been finalized. The advance is included in deposits.

The Company has charged its stockholders for any employee time spent on non-corporate matters. The Company has received $21,000 from the Frawley Family members as reimbursement for payroll expenses during the Second Quarter ended June 30, 2004. The funds do not have to be repaid and are accounted for as capital contributions in the financial statements.

ITEM 6: Exhibits and Reports on Form 8-K

Exhibit 31.1 – Certification of CEO and CFO
Exhibit 32.1 – Certification of CEO and CFO

   No reports on form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)

Date: August 5, 2004	By:	/s/ Michael P. Frawley
MICHAEL P. FRAWLEY, President (Authorized Officer and Chief Financial Officer)