Form 10KSB/A
period 2002-12-31
FRAWLEY CORP
filed 2005-03-01
CIK 38824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6436

FRAWLEY CORPORATION

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Delaware	95-2639686
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER I.D. NO.)

5737 Kanan Road PMB 188, Agoura Hills, CA	91301
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(818) 735-6640

(REGISTRANT’S TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value $1.00 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $78,000

The Company’s stock was de-listed by the Pacific Stock Exchange on December 1, 1992. Therefore, no current market value exists for the stock as of February 1, 2005.

Number of shares of common stock outstanding as of February 1, 2005: 1,222,905 shares

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTES

This report on Form 10-KSB/A (“Amendment No. 1”) is being filed to disclose items 9 through 12 previously omitted from Part III of the Annual Report on Form 10-KSB, filed by the Frawley Corporation, a Delaware corporation (the “Company”) on May 23, 2003, in compliance with General Instruction E.3 to Form 10-KSB. Although the Company previously reported its related party transactions that occurred during the fiscal year ended December 31, 2002 in the financial pages of the Company’s 10-KSB filed on May 23, 2003, the report did not contain certain information pertaining to the Company’s officers, directors and stockholders controlling more than five percent of the Company’s outstanding stock. This Amendment No. 1 is being filed to disclose such information. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment No. 1 certain currently dated certifications.

PART III

ITEM	9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors

The following table sets forth the names and certain other information pertaining to persons elected as directors of the Company.

Name	Age	Principal Occupation	Year First Became Director
Michael P. Frawley	49	Chairman of the Board, President, Treasurer and Chief Executive Officer	1991

Eileen Frawley Callahan	52	Director and Secretary	1998

The Company’s Board of Directors has no committees. During 2002, the Board of Directors held five (5) meetings. All of the directors attended all of the meetings. Michael P. Frawley and Eileen Frawley Callahan received no separate compensation for acting as directors.

All directors are elected annually and serve until the next annual meeting of stockholders or until the election and qualification of their successors. Michael Frawley and Eileen Frawley Callahan are brother and sister.

Biographical information for directors

Mr. Michael P. Frawley has been employed by the Company since 1972. He became Vice President of Advertising in 1986, Vice President of the Company in 1991 and Treasurer in 1996. He became President of the Company in 1998 after the passing of his father Patrick J. Frawley, Jr.

Mrs. Eileen Frawley Callahan was appointed to the Board of Directors on November 8, 1998. She was appointed as Secretary of the Company on that same date.

Executive Officers and Key Employees

The following table sets forth the names and certain other information pertaining to the executive officers of the Company who are not directors.

Name	Age	Position
Thomas Bullen (1)	48	Administrator of Schick Shadel Hospital

(1)	Mr. Bullen was terminated on October 1, 2002.

All executive officers serve at the discretion of our Board of Directors. The term of office of each executive officer is until his or her respective successor is chosen and qualified, or until his or her death, resignation or removal. Officers are customarily elected by the Board of Directors at a meeting held after the annual election of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that the filing requirements applicable to its officers, directors and 10% stockholders were not fulfilled during the fiscal year ended December 31, 2002. The Company is in the process of reviewing the filing information and changes in beneficial ownership that occurred during the fiscal year ended December 31, 2002. All filings will be made by appropriate parties upon completion of the Company’s review.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct, which code applies to all of its directors, officers and employees. A copy of the Code of Ethics and Conduct may be obtained, without charge, upon written request addressed to the following address, c/o Chief Executive Officer, Frawley Corporation, 5737 Kanan Road PMB 188, Agoura Hills, CA 91301.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2002 (together the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation Salary
Michael P. Frawley	2002	$14,040
Chief Executive Officer	2001	$14,040
	2000	$12,303

Option Grants in Last Fiscal Year

None of the Named Executive Officers received stock option grants in fiscal 2002.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

None of the Named Executive Officers exercised stock options in fiscal 2002.

Director Compensation

Our directors do not currently receive any compensation for service on the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

None.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2002, by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Percent of Beneficial Ownership[1]
Common Stock	Frances Swanson, Successor Trustee of the Frawley Family Trust P.O. Box 1188, Agoura Hills, California	339,358	[2]	27.8%

Common Stock	Dr. P. Joseph Frawley 436 N. Ontare St., Santa Barbara, California	109,037	[3]	8.9%

Common Stock	Michael P. Frawley 5737 Kanan Rd. PMB 188, Agoura Hills, California	81,318		6.6%

Common Stock	Eileen Frawley Callahan 10910 Wellworth Ave., #102, Los Angeles, California	47,382		4.0%

Common Stock	Mary Louise Frawley 10633 Wilkins Ave. #1, Los Angeles, California	87,988		7.2%

Common Stock	All Directors and Executive Officers as group (2 Persons)	128,700		10.5%

[1]	Except as indicated otherwise in the following notes, shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power.
[2]	Frances Swanson owns 10,575 shares individually.
[3]	Dr. Frawley’s holding include 22,456 shares he holds as custodian for his children, as to which he disclaims beneficial ownership.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

ITEM 12. Certain Relationships and Related Transactions

The Company borrowed $241,000 from Frances Swanson Trustee of the Frawley Family Trust to meet working capital needs. The loans bear interest at a rate of 10%. The loans were due in 2003 and were secured by real estate investments. In 2002 and prior years, the Company borrowed a total of $2,437,000 from its stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $269,000 and $338,000 during 2002 and 2001, respectively.

In December 2002, the Company sold one parcel of land for $350,000 to an unrelated third party. The Company used approximately $220,000 of the proceeds from the sale to retire debt secured on the subject property and owed to Frances Swanson, the Chairman’s sister.

Due to Schick Shadel Hospital’s continued losses and its inability to pay interest on its secured $1,022,000 loan on the hospital property for more than a year, the Board of Directors of the Company unanimously voted to sell or close this business in 2002.

Effective February 1, 2002, the Company entered into a Settlement Agreement with a related party holding outstanding notes payable in the amount of $1,022,000 for the hospital property in Seattle, Washington. Under the terms of the agreement, the Company sold the hospital land, building and related property and equipment to the related party for a purchase price in the amount of the principal of the notes ($1,022,000) and accrued interest ($174,000). Also effective February 1, 2002, the Company entered into a lease agreement with the related party, whereby the Company is permitted to lease the hospital facility for thirty-six months with an option to repurchase the property from the related party at an amount equal to the original principal indebtedness, plus accumulated interest and attorney’s fees. The principal amount of indebtedness was owed to Frances Swanson, individually and Frances Swanson, Successor Trustee of the Frawley Family Trust. Frances Swanson is the Chairman’s sister.

On October 1, 2002, the Company entered into an asset sale of the Schick Program to a non-related third party group of former patients of the hospital program in the amount of $316,000, plus various assumed liabilities. The sales price comprised of $50,000 in cash, a note receivable for $250,000 for a term of five years at an interest rate of 8% per annum, and a 5% interest in the new owner’s limited partnership. The Company recorded a gain on the sale of approximately $158,000. The Company incurred legal expenses of approximately $81,000 related to the sale.

The Company concurrently assigned the $250,000 note receivable to the Chatham Brothers Barrel Yard PRP Trust as a reduction on the amount owed related to the Toxic Waste Cleanup lawsuit. Also, the $50,000 cash payment was paid to Karr Tuttle & Campbell as a partial payment for legal fees incurred on the sale.

As part of the asset sale, the new owners acquired the same option to purchase the hospital real estate as the Company had. In addition, the Company allowed the new owners to operate the Company’s program under the existing state and federal permits until such time as the new owners could obtain their own permits. In January 2003, the Company was informed that the new owners had obtained all the necessary permits to operate the hospital and had ceased using the Company’s permits.

During the first six months of 2002, Michael Frawley, the Company’s Chairman, loaned the hospital $55,000 to meet operating expenses. To complete the sale, the Company’s Chairman agreed to release the Company from its indebtedness to him in the amount of $55,000, and agreed to a new note of $55,000 to be paid by the new owners of the hospital program at the end of 2003.

The Company received $69,000 during 2002 from the Frawley Family Trust as an advance on property that the trust intends to purchase. The specific property has not been identified and the terms of the purchase have not been finalized. The advance is included in accounts payable and accrued expenses.

The Company has charged its principal stockholder for any employee time spent on non-corporate matters. The Company has received from the Frawley Family Trust as reimbursement for payroll expenses $69,000 in 2002. The Company’s auditors have directed the corporation to classify these payments as capital contributions, and these payments are accounted for as capital contributions in the financial statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

FRAWLEY CORPORATION

Date: March 1, 2005	By:	/s/ MICHAEL P. FRAWLEY
Michael P. Frawley
Chief Executive Officer and Chairman

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates stated.

By:	/s/ MICHAEL P. FRAWLEY
Michael P. Frawley CEO and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Date: March 1, 2005

By:	/s/ DUDLEY CALLAHAN
Dudley Callahan Secretary and Director

Date: March 1, 2005

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002