Form 10KSB/A
period 2003-12-31
FRAWLEY CORP
filed 2005-03-01
CIK 38824

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

Title of each class
Common Stock, par value $1.00 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $14,000

The Company’s stock was de-listed by the Pacific Stock Exchange on December 1, 1992. Therefore, no current market value exists for the stock as of February 1, 2005.

Number of shares of common stock outstanding as of February 1, 2005: 1,222,905 shares

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTES

This report on Form 10-KSB/A (“Amendment No. 1”) is being filed to disclose items 9 through 12 previously omitted from Part III of the Annual Report on Form 10-KSB, filed by the Frawley Corporation, a Delaware corporation (the “Company”) on March 18, 2004, in compliance with General Instruction E.3 to Form 10-KSB. Although the Company previously reported its related party transactions that occurred during the fiscal year ended December 31, 2003 in the financial pages of the Company’s 10-KSB filed on March 18, 2004, the report did not contain certain information pertaining to the Company’s officers, directors and stockholders controlling more than five percent of the Company’s outstanding stock. This Amendment No. 1 is being filed to disclose such information. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment No. 1 certain currently dated certifications.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Executive Officers, Directors and Key Employees

The following table sets forth the names and certain other information pertaining to the Company’s executive officers, directors and key employees.

Name	Age	Principal Occupation	Year First Became Director
Michael P. Frawley	50	Chairman of the Board,	1991
		President, Treasurer and Chief Executive Officer

Dudley Callahan	23	Director and Secretary	2003

The Company’s Board of Directors has no committees. During 2003, the Board of Directors held five (5) meetings. All of the directors attended all of the meetings. Mrs. Eileen Frawley Callahan who held a position as a director from 1998 to 2003 resigned on June 4, 2003. Michael P. Frawley, Eileen Frawley Callahan and Dudley Callahan received no separate compensation for acting as directors.

All directors are elected annually and serve until the next annual meeting of stockholders or until the election and qualification of their successors. Michael Frawley is Dudley Callahan’s uncle.

All executive officers serve at the discretion of our Board of Directors. The term of office of each executive officer is until his or her respective successor is chosen and qualified, or until his or her death, resignation or removal. Officers are customarily elected by the Board of Directors at a meeting held after the annual election of directors.

Biographical information for executive officers and directors

Mr. Michael P. Frawley has been employed by the Company since 1972. He became Vice President of Advertising in 1986, Vice President of the Company in 1991 and Treasurer in 1996. He became President of the Company in 1998 after the passing of his father Patrick J. Frawley, Jr.

Mr. Dudley Callahan was appointed to the Board on May 14, 2003 and confirmed by a majority of the stockholders on June 4, 2003. He was appointed as Secretary of the Board on June 4, 2003 after Eileen Frawley Callahan resigned.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that the filing requirements applicable to its officers, directors and 10% stockholders were not fulfilled during the fiscal year ended December 31, 2003. The Company is in the process of reviewing the filing information and changes in beneficial ownership that occurred during the fiscal year ended December 31, 2003. All filings will be made by appropriate parties upon completion of the Company’s review.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct, which code applies to all of its directors, officers and employees. A copy of the Code of Ethics and Conduct may be obtained, without charge, upon written request addressed to the following address, c/o Chief Executive Officer, Frawley Corporation, 5737 Kanan Road PMB 188, Agoura Hills, CA 91301.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2003 (together the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation Salary
Michael P. Frawley Chief Executive Officer	2003 2002 2001	$ $ $	14,040 14,040 14,040

Option Grants in Last Fiscal Year

None of the Named Executive Officers received stock option grants in fiscal 2003.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

None of the Named Executive Officers exercised stock options in fiscal 2003.

Director Compensation

Our directors do not currently receive any compensation for service on the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

None.

ITEM	11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2003, by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Percent of Beneficial Ownership[1]
Common Stock	Dr. P. Joseph Frawley 436 N. Ontare St., Santa Barbara, California	161,401[2]	13.2%

Common Stock	Michael P. Frawley 5737 Kanan Rd. PMB 188, Agoura Hills, California	133,683	10.9%

Common Stock	Mary Louise Frawley 16161 Ventura Blvd., #347, Encino, California	140,353	11.5%

Common Stock	Eileen Frawley Callahan 10910 Wellworth Ave., #102, Los Angeles, California	99,747	8.2%

Common Stock	Dudley Callahan 1824 E. Gardenia, Phoenix, Arizona	0	0%

Common Stock	Joan Frawley Desmond 7106 44th Street, Chevy Chase, Maryland	105,976	8.7%

Common Stock	All Directors and Executive Officers as group (2 Persons)	133,683	10.9%

[1]	Except as indicated otherwise in the following notes, shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. Dr. P. Joseph Frawley, Mary Louise Frawley, Eileen Frawley Callahan, Joan Frawley Desmond and Michael P. Frawley each possess an interest in common stock of the Company that is currently held in the estate or trust of their deceased father, Patrick Frawley, Jr. These shares have not been transferred to such individuals as of the date of this filing. If and when such shares are transferred to such individuals, they will each hold an additional number of shares of common stock as follows: Dr. P. Joseph Frawley (2432 shares), Mary Louise Frawley (2433 shares), Eileen Frawley Callahan (2433 shares), Joan Frawley Desmond (2433 shares) and Michael P. Frawley (2432 shares). Each such individuals disclaims beneficial ownership of the shares held by Patrick Frawley, Jr.
[2]	Dr. P. Joseph Frawley’s holdings include 22,456 shares he holds as custodian for his children, as to which he disclaims beneficial ownership.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

ITEM 12. Certain Relationships and Related Transactions

In 2002 and prior years, the Company borrowed a total of $2,437,000 from its stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $243,000 and $269,000 during 2003 and 2002, respectively.

The Company received $200,000 during 2003 from the Frawley Family Trust as an advance on property that the trust intends to purchase. The specific property has not been identified and the terms of the purchase have not been finalized. The advance is included in accounts payable and accrued expenses.

The Company has charged its stockholders for any employee time spent on non-corporate matters. The Company has received from the Frawley Family Trust as reimbursement for payroll expenses $84,000 in 2003. The Company’s auditors have directed the corporation to classify these payments as capital contributions. These payments are accounted for as capital contributions in the Company’s financial statements.

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