Form 10KSB
period 2004-12-31
FRAWLEY CORP
filed 2005-05-05
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Title of each class

Common Stock, par value $1.00 per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Company’s stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of April 26, 2005.

Number of shares of Common Stock outstanding as of April 26, 2005: 1,222,900 shares.

Documents incorporated by reference – portions of the Information Statement to be filed with the Securities and Exchange Commission in connection with the Annual Election of Directors are incorporated by reference into Part III hereof.

Total number of pages, including cover page and exhibits 31

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

Real Estate

The Company’s real estate consists of approximately 52 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $812,000 as of the end of 2004, and are subject to mortgage debt held by various stockholders, including the Chief Executive Officer and related family members, aggregating approximately $2,143,000. The Company continues to invest resources in the real estate and it will continue its efforts to sell the land. (See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Employees

Frawley Corporation and its Subsidiaries employ 1 person. Due to the Company’s severe financial condition, the Company reduced its staff to Michael Frawley, President, and one part time assistant since the third quarter of 2004.

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

As of December 31, 2004 the Company had paid into the PRP Group approximately $840,000, which includes the assignment of a $250,000 note receivable with recourse, and had a cash call contribution payable of approximately $65,000. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $73,000 and $1,274,000 respectively, to cover future costs under the remediation plan.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was for payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered into a settlement agreement note in the amount of $240,000 to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2004 the PRP Group received a principal payment related to the assigned note of $50,000 and $16,000 in interest, compared to a $50,000 principal payment and $20,000 in accrued interest in 2003. As of the report date, the Company has not yet made the payment due on December 31, 2004 related to the settlement agreement note and is in default. As a result, the Company has not adjusted its long term or short term environmental liability as of December 31, 2004.

If Frawley Corporation complies with the terms of the notes, the Company will not be responsible for any additional payments to the Chatham Site PRP Group for the financing of the remediation action plan approved by the State of California in 1999. However, the PRP Group refused to indemnify Frawley Corporation for any third party lawsuit related to the Chatham Site Clean up Site that are not considered in the remediation action plan approved in 1999.

In June 2004, the Corporation received a new environmental claim against its former Harley Pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004 as it is more likely than not that the Company will have to pay the claim.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholders Matters

The Company’s stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

The approximate number of holders of record for Frawley Corporation’s Common Stock as of December 31, 2004 was 670.

No dividends have been paid in the periods shown above.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Summary

The net loss from the Company was $453,000 in 2004 as compared to a net loss of $514,000 in 2003 (see following discussion of real estate).

Interest expense for 2004 was $220,000 (net of $16,000 of interest income) compared to $234,000 (net of $20,000 of interest income) for 2003. Selling, general and administrative expenses were $344,000 for 2004 compared to $294,000 for 2003.

Real Estate

During the year ended December 31, 2004, the Company sold one parcel of land of approximately 5 acres to a non-related third party for $450,000 and recorded a gain on the sale in the amount of $143,000, after deducting the expenses directly related to the purchase contract in the amount of $67,000. The Company used approximately $368,000 of the proceeds to retire related debt. The balance of these funds were used to meet operating expenses and reduce outstanding payables.

The real estate operating income before interest expense was $11,000 in 2004 as compared to an operating loss before interest expense of $66,000 in 2003.

In February 2004, the Company received notice from Los Angeles County that the county intends to severely restrict grading permits and may require condition use permits for grading on the Company’s property. In addition, the County of Los Angeles announced its intention to restrict the building of residences on three of the Company’s eight parcels of land because of new ridgeline building ordinances. Prior to the ordinance deadline, the Company received grandfathering status on three of its eight parcels. Because the grandfathering clause is conditional, it is unclear whether or not the Company will be able to take advantage of this grandfathering status until the Company completes the permit process. The above regulations potentially require multi-year processing to reach the point that a parcel can be sold to a third party.

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the December 31, 2004 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investments and working capital needs. During 2004, the Company repaid $368,000, and borrowed an additional $74,000. The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2005. The Company has defaulted on substantially all of the notes under their terms. As of the date of this report, no action has been taken on the delinquent amounts.

The Company received approximately $105,000 and $200,000 during 2004 and 2003, respectively, from the family members as an advance on property that they intend to purchase. The specific property has not been identified and the terms of the purchase have not been finalized. The balances for the deposits for real estate were $374,000 and $269,000 at December 31, 2004 and 2003, respectively.

In addition, the Company has received capital contributions of $68,000 in 2004 and $84,000 in 2003, from family members to help meet payroll requirements. The funds do not have to be repaid and are accounted for as capital contributions.

Management intends to raise additional capital by selling real estate. The limited resources available to the Company will be directed at selling real estate.

The following measurements indicate the trends in the Company’s liquidity from continuing operations:

December 31,	2004	2003
Working capital (deficiency)	$(4,266,000)	$(4,171,000)
Current ratio	(.01 to 1)	(.01 to 1)

Item 7. Financial Statements and Supplementary Data

See the consolidated financial statements and the notes thereto which begin on page F1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and certain other information pertaining to the persons elected as directors.

Name	Age	Principal Occupation	Year First Became Director
Michael P. Frawley	51	Chairman of the Board and President of the Company Chief Executive Officer, Treasurer	1991

Dudley Callahan	24	Director and Secretary of the Company	2003

The Company’s Board of Directors has no committees. During 2004, the Board of Directors held four meetings in which all of the directors attended. Michael P. Frawley and Dudley Callahan received no separate compensation for acting as directors.

All directors are elected annually and serve until the next annual meeting of stockholders or until the election and qualification of their successors.

All executive officers serve at the discretion of our Board of Directors. The term of office of each executive officer is until his or her respective successor is chosen and qualified, or until his or her death, resignation or removal. Officers are customarily elected by the Board at a meeting held after the annual election of directors.

On February 28, 2005, Mr. Michael Frawley and Dudley Callahan were elected by Written Consent from the Shareholders holding over 54% of the Common stock outstanding.

Biographical information for Executive officers and directors

Mr. Michael P. Frawley has been employed by the Company since 1972. He became Vice President of Advertising in 1986, Vice President of the Company in 1991 and Treasurer in 1996. He became President of the Company in 1998 after the passing of his father Patrick J. Frawley, Jr.

Mr. Dudley Callahan was appointed to the Board on May 14, 2003 and confirmed by a majority of the stockholders on June 4, 2003. He was appointed Secretary of the Company on June 4, 2003 after the resignation of Eileen Frawley Callahan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that the filing requirements applicable to its officers, directors and 10% stockholders were not fulfilled during the fiscal year ended December 31, 2004. The Company is in the process of reviewing the filing information and changes in beneficial ownership that occurred during the fiscal year ended December 31, 2004. All filings will be made by appropriate parties upon completion of the Company’s review.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct, which applies to all of its directors, officers and employees. A copy of the Code of Ethics and Conduct may be obtained, without charge, upon written request addressed to the following address, c/o Chief Executive Officer, Frawley Corporation, 5737 Kanan Road PMB 188, Agoura Hills, CA 91301.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2004 (together the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation
Michael P. Frawley Chief Executive Officer	2004 2003 2002	$ $ $	14,040 14,040 14,040

Option Grants in Last Fiscal Year

None of the Named Executive Officers received stock option grants in fiscal 2004.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

None of the Named Executive Officers exercised stock options in fiscal 2004.

Director Compensation

Our directors do not currently receive any compensation for service on the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

None.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2004, by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Percent of Beneficial Ownership (1)
Common Stock	Dr. P. Joseph Frawley (2) 436 N. Ontare St., Santa Barbara, California	161,401	13.2%

Common Stock	Michael P. Frawley 5737 Kanan Rd. PMB 188, Agoura Hills, California	133,683	10.9%

Common Stock	Mary Louise Frawley 16161 Ventura Blvd., #347, Encino, California	140,353	11.5%

Common Stock	Eileen Frawley Callahan 10910 Wellworth Ave., #102, Los Angeles, California	99,747	8.2%

Common Stock	Dudley Callahan 1824 E. Gardenia, Phoenix, Arizona	0	0%

Common Stock	Joan Frawley Desmond 7106 44th Street, Chevy Chase, Maryland	105,976	8.7%

Common Stock	All Directors and Executive Officers as group (2 Persons)	133,683	10.9%

(1)	Except as indicated otherwise in the following notes, shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. Dr. P. Joseph Frawley, Mary Louise Frawley, Eileen Frawley Callahan, Joan Frawley Desmond and Michael P. Frawley each possess an interest in common stock of the Company that is currently held in the estate or trust of their deceased father, Patrick Frawley, Jr. These shares have not been transferred to such individuals as of the date of this filing. If and when such shares are transferred to such individuals, they will each hold an additional number of shares of common stock as follows: Dr. P. Joseph Frawley (2432 shares), Mary Louise Frawley (2433 shares), Eileen Frawley Callahan (2433 shares), Joan Frawley Desmond (2433 shares) and Michael P. Frawley (2432 shares). Each such individual disclaims beneficial ownership of the shares held by Patrick Frawley, Jr.
(2)	Dr. P. Joseph Frawley’s holdings include 22,456 shares he holds as custodian for his children, as to which he disclaims beneficial ownership.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

ITEM 12. Certain Relationships and Related Transactions

In 2004 and prior years, the Company has borrowed a total of $2,143,000 from its stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $236,000 and $254,000 during 2004 and 2003, respectively.

The Company received $105,000 during 2004 from the Frawley Family Trust as an advance on property that the trust intends to purchase. The specific property has not been identified and the terms of the purchase have not been finalized.

The Company has charged its stockholders for any employee time spent on non-corporate matters. The Company has received from the family members as reimbursement for payroll expenses $68,000 in 2004. These payments are accounted for as capital contributions in the Company’s financial statements.

PART IV

Item 13. Financial Statements, Exhibits and Reports on Form 8-K

(a)	1.	List of Financial Statements:		Page Numbers

		Independent Auditors’ Report		F1-F2

Financial Statements for the Years Ended December 31, 2004 and 2003

			Consolidated Balance Sheets	F3-F4

			Consolidated Statements of Operations	F5

			Consolidated Statement of Stockholders’ Deficit	F6

			Consolidated Statements of Cash Flows	F7

			Notes to Consolidated Financial Statements	F8-F13

	2.	List of Exhibits:

		3.1	Registrant’s certificate of incorporation is incorporated herein by this reference to (A) Exhibit Item (3.1) to Registrant’s Registration Statement No. 2-36536 on form S-1, (B) the name change amendment to said certificate of incorporation under Section 1-02 of the Merger Agreement which is Exhibit A to the definitive proxy material for Registrant’s June 16, 1977 annual meeting of stockholders, filed under Regulation 14A, and (C) the amendment to certificate of incorporation which is Exhibit A to the definitive proxy material for Registrant’s June 25, 1987 Annual Meeting of Stockholders, filed under Regulation 14A.

		3.2	Registrant’s bylaws, as amended to date are incorporated herein by reference to Exhibit Item (3) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1980.

		21.1	List of Subsidiaries is incorporated herein by reference to Exhibit Item (10) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

		31.1	Sarbanes-Oxley Act section 302 Certification

		32.1	Certification of CEO and CFO

(b)	Reports on Form 8-K:

During 2004, no 8K reports were filed.

Other Events and Required FD Disclosure

On March 1, 2005 the Company filed with the SEC amended forms 10K for 2003 and 2002.

These reports on Form 10-KSB/A (“Amendment No.1”) are being filed to disclose items 9 through 12 previously omitted from Part III of the Annual Report on Form 10-KSB, filed by the Frawley Corporation, a Delaware corporation (“the Company”) on March 18, 2004 and May 23, 2003 in compliance with General Instructions E.3 to Form 10-KSB. Although the Company previously reported its related party transactions that occurred during the fiscal year ended December 31, 2003, and 2002 in the financial statements of the Company’s 10-KSB filed on March 18, 2004 and May 23, 2003, the reports did not contain certain information pertaining to the Company’s Officers, directors and stockholders controlling more than five percent of the Company’s outstanding stock. This Amendment No. 1 is being filed to disclose such information. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment No. 1 certain currently dated certifications.

Item 14. Controls and Procedures

(a)	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal financial officer, as appropriate, to allow timely decisions regarding disclosure. The Company’s management, including the principal executive officer and principal accounting officer, recognized that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Date May 5, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)

May 5, 2005
(Date)

By:	/s/ Dudley Callahan
Dudley Callahan, Vice President and Secretary

May 5, 2005
(Date)

LaRUE, CORRIGAN & McCORMICK LLP

Certified Public Accountants
5959 Topanga Canyon Boulevard, Suite 180 Woodland Hills, California 91367 Telephone 818-587-9300 Facsimile 818-347-0904 lcmcpa.com

	ROBERT LaRUE 818-587-9302	MIKE McCORMICK 818-587-9303

	KEN TEASDALE 818-587-9305	JACK CORRIGAN 818-587-9301

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Frawley Corporation

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of Frawley Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The 2004 and 2003 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources

- F1 -

of long-term financing as it reorganizes its business. Management’s plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LaRue, Corrigan & McCormick LLP
Woodland Hills, California
March 28, 2005

- F2 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004 and 2003

	2004	2003
ASSETS

CURRENT ASSETS
Cash (Note 1)	$4,000	$18,000
Prepaid expenses and other current assets	30,000	32,000

TOTAL CURRENT ASSETS	34,000	50,000

OTHER ASSETS

Real estate investments (Notes 1, 2, 3 and 5)	812,000	1,052,000
Investment in partnership	16,000	16,000

TOTAL OTHER ASSETS	828,000	1,068,000

TOTAL ASSETS	$862,000	$1,118,000

See independent auditors’ report and notes to consolidated financial statements.

- F3 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004 and 2003

	2004	2003
CURRENT LIABILITIES
Notes payable to related parties (Notes 3 and 5)	$2,143,000	$2,437,000
Interest payable to related parties	1,427,000	1,192,000
Deposits	374,000	269,000
Accounts payable and accrued expenses	283,000	184,000
Environmental reserve (Note 6)	73,000	139,000

TOTAL CURRENT LIABILITIES	4,300,000	4,221,000

LONG-TERM LIABILITIES
Environmental reserve(Note 6)	1,274,000	1,224,000

TOTAL LIABILITIES	5,574,000	5,445,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

STOCKHOLDERS’ DEFICIT
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 6,000,000 shares authorized, 1,414,212 shares Issued	1,414,000	1,414,000
Capital surplus	17,208,000	17,140,000
Accumulated deficit	(22,573,000)	(22,120,000)

	(3,951,000)	(3,566,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,712,000)	(4,327,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$862,000	$1,118,000

See independent auditors’ report and notes to consolidated financial statements.

- F4 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES
Other income	$—	$14,000
Gain on sale of real estate	143,000	—

TOTAL REVENUE	143,000	14,000

COSTS AND EXPENSES
Environmental liability expense	99,000	—
Selling, general and administrative expenses	277,000	294,000
Interest expense, net of interest income (Note 3)	220,000	234,000

TOTAL COSTS AND EXPENSES	596,000	528,000

NET LOSS	$(453,000)	$(514,000)

LOSS PER SHARE FROM CONTINUING OPERATIONS, COMMON	$(0.37)	$(0.42)

NET LOSS PER SHARE, COMMON	$(0.37)	$(0.42)

FULLY DILUTED	$(0.37)	$(0.42)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,222,900	1,222,905

See independent auditors’ report and notes to consolidated financial statements.

- F5 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Capital Surplus	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
January 1, 2003	1,414,000	$1,414,000	$17,056,000	$(21,606,000)	$(761,000)	$(3,897,000)
Capital contributions	—	—	84,000	—	—	84,000
Net loss, 2003	—	—	—	(514,000)	—	(514,000)

December 31, 2003	1,414,000	1,414,000	17,140,000	(22,120,000)	(761,000)	(4,327,000)
Capital contributions	—	—	68,000	—	—	68,000
Net loss, 2004	—	—	—	(453,000)	—	(453,000)

December 31, 2004	1,414,000	$1,414,000	$17,208,000	$(22,573,000)	$(761,000)	$(4,712,000)

See independent auditors’ report and notes to consolidated financial statements.

- F6 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(453,000)	$(514,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate investment	(143,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,000	14,000
Accounts payable and accrued liabilities	99,000	(27,000)
Deposits	105,000	200,000
Interest payable	235,000	243,000
Environmental reserve	(16,000)	(20,000)

TOTAL ADJUSTMENTS	282,000	410,000

NET CASH USED IN OPERATING ACTIVITIES	(171,000)	(104,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate	(67,000)	—
Proceeds from the sale of real estate	450,000	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	383,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	68,000	84,000
Short-term debt borrowings from related party	74,000	—
Repayment of borrowings	(368,000)	—

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(226,000)	84,000

NET CHANGE IN CASH	(14,000)	(20,000)

CASH, BEGINNING OF YEAR	18,000	38,000

CASH, END OF YEAR	$4,000	$18,000

See independent auditors’ report and notes to consolidated financial statements.

- F7 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include Frawley Corporation (the “Company”) and its subsidiaries: Schick Shadel Hospital, Inc. and Sun Sail Development Company (Sun Sail). In addition, Sun Sail is the sole member of Sunny Hill L.L.C. (Sunny Hill), which was formed in 2003. Sunny Hill did not have any transactions for 2003 and 2004. All significant intercompany profits, transactions and balances have been eliminated.

Net Income Loss per Common Share - Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.

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

Concentration of Credit Risk - Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consisted primarily of cash.

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

Fair Value of Financial Instruments - The carrying amounts of the Company’s financial instruments (cash, other assets, and accounts payable and accrued expenses) approximate fair value because of the short maturity of these items. The carrying amount of the notes payable to stockholders approximate fair value based on current rates for similar debt of the same remaining maturity.

- F8 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Impairment of Long-Lived Assets - The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There was no impairment charge recognized during the years ended December 31, 2004 and 2003.

Gains/Losses from Sales of Real Estate - The Company recognizes gains/losses from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the installment or cost recovery methods as appropriate under the circumstances.

2. OPERATING RESULTS AND MANAGEMENT PLANS

The Company’s net loss for 2004 was $453,000 as compared to net loss for 2003 of $514,000. Working capital and operating cash flow continue to be negative.

Management’s plans for 2005 will include the continued efforts to sell its real estate holdings and minimize additional investments that require borrowing.

The Company’s real estate investment consists of approximately 52 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate.

During the year ended December 31, 2004, the Company sold one parcel of land of approximately 5 acres to a non-related third party for $450,000, and recorded a gain on the sale in the amount of approximately $143,000. The Company used approximately $368,000 of the proceeds to retire related debt.

3. RELATED PARTY TRANSACTIONS

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investment and working capital needs. During 2004, the Company repaid $368,000 (see Note 2) and borrowed an additional $74,000 from the related parties. As of December 31, 2004 and 2003 the balances due were $2,143,000 and $2,437,000, respectively (see Note 5). The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2005. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

- F9 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

The Company received approximately $105,000 during 2004 and $200,000 during 2003 from family members as an advance on property that they intend to purchase. The specific property has not been identified and the terms of the purchase have not been finalized.

The Company received approximately $68,000 during 2004 and $84,000 during 2003 from family members to help meet payroll requirements. The funds do not have to be repaid and are accounted for as capital contributions in accordance with AICPA Technical Practice Aids Paragraph No. 4160, “Contributed Capital,” and SEC Staff Accounting Bulletin, Release No. 79, “Accounting for Transactions Undertaken by a Company’s Principal Stockholder(s) for the Benefit of the Company.”

In October 2003, the Frawley Family Trust (the “Trust”) distributed 328,783 of its shares of Frawley Corporation common stock, par value $1.00 per share, to the following beneficiaries listed below.

Name of Beneficiary	Number of Shares	Percentage of ownership After distribution
Dr. Patrick Joseph Frawley III	52,364	11.36	%(1)
Miss Mary Louise Frawley	52,365	11.46%
Mrs. Eileen Frawley Callahan	52,365	8.16%
Mr. Michael P. Frawley	52,365	11.93%
Mrs. Joan Frawley Desmond	52,364	8.67%
Mrs. Barbara Frawley Ross	52,364	4.28%

Totals	314,187	55.86%

(1)	Additionally Dr. Frawley holds 22,456 shares or 1.83% as custodian for his children, as to which he disclaims beneficial ownership.

Upon completion of the distribution, the Trust held no shares or 0% of the Company’s issued and outstanding common stock. The shares were distributed pursuant to an exemption from registration made available under Section 4(2) of the Securities Act of 1933, as amended.

- F10 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2004	2003
Cash paid during the year for:
Income taxes	$6,000	$4,300
Interest	$—	$—

5. DEBT

Short-term debt consists of $2,143,000 of notes payable to stockholders and other related parties (see Note 3), which are due on various dates from 2001 through 2005, bear interest at 10% per annum, and are secured by the real estate investments of the Company. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

Long-term debt consists of the environmental reserve amount of $1,274,000 (see Note 6).

6. LITIGATION

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share of the changes. In January of 1998, the final remediation plan was approved by the State and in January of 1999, the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of December 31, 2004, the Company had paid over $840,000, which includes the assignment of a $250,000 note receivable with recourse, into the PRP group and had a cash call contribution payable of approximately $65,000. In addition, the Company carried accrued short-term and long-term liabilities of $73,000 and $1,274,000, respectively.

- F11 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP Group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was a payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered in a settlement agreement with the Chatham Site PRP Group Trust for a $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2004, the PRP Group received a principal payment related to the assigned note of $50,000 and interest accrued of $16,000, compared to a $50,000 principal payment and $20,000 accrued interest in 2003. As of the report date, the Company has not yet made the payment due on December 31, 2004 related to the settlement agreement note and is in default. As a result, the Company has not adjusted its long-term or short-term environmental liability as of December 31, 2004.

If Frawley Corporation complies with the terms of the notes, the Company will not be responsible for any additional payments to the Chatham Site PRP Group Trust for the financing of the remediation action plan approved by the State of California in 1999. However, the PRP Group refused to indemnify Frawley Corporation for any third party lawsuits related to the Chatham site clean up or for any new claims by the State of California involving the Chatham site that are not considered in the remediation action plan approved in 1999.

In June 2004 the Corporation received a new environmental claim against its former Harley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004 as it is more likely than not that the Company will have to pay the claim.

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

- F12 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

7. INCOME TAXES

The Company does not carry a provision for income taxes due to tax losses in 2004 and 2003, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2004 and 2003 consist of the following:

	2004	2003
Net operating loss carryforwards	$4,860,000	$4,745,000
Gain on sale of real estate	49,000	—
Bad debt/land reserves	247,000	247,000
Toxic waste accrual	458,000	463,000
Other reserves	489,000	409,000

	6,103,000	5,864,000
Less valuation allowance	(6,103,000)	(5,864,000)

	$—	$—

The Company has net operating loss carryforwards aggregating approximately $14,296,000, for federal income tax purposes, which expire in various years through 2019.

- F13 -