Form 10-Q
period 2005-03-31
FRAWLEY CORP
filed 2005-06-27
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-6436

FRAWLEY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-2639686
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMP ID NO)

5737 Kanan Rd. PMB #188, Agoura Hills, California	91301
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

YES   ☒     NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	(Outstanding at March 31, 2005)

Total Number of Pages 13

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I:	FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2005	DECEMBER 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,000	$4,000
Accounts receivable, net	4,000	—
Prepaid expenses and other current assets	2,000	30,000

TOTAL CURRENT ASSETS	10,000	34,000
Real estate investments, net	812,000	812,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$838,000	$862,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to stockholders	$2,187,000	$2,143,000
Accounts payable and accrued expenses	267,000	283,000
Environmental reserve	73,000	73,000
Interest payable to related parties	1,481,000	1,427,000
Deposits	383,000	374,000

TOTAL CURRENT LIABILITIES	4,391,000	4,300,000
LONG TERM LIABILITIES
Environmental reserve	1,274,000	1,274,000

TOTAL LIABILITIES	5,665,000	5,574,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share: Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share; Authorized, 6,000,000 shares, issued 1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,209,000	17,208,000
Accumulated deficit	(22,689,000)	(22,573,000)

	(4,066,000)	(3,951,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,827,000)	(4,712,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$838,000	$862,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
	2005	2004
REVENUES:
Net revenue	$4,000	$—

COSTS AND EXPENSES:
Selling, general and administrative expenses	66,000	74,000
Interest expense	54,000	60,000

TOTAL COSTS AND EXPENSES	120,000	134,000

NET LOSS	$(116,000)	$(134,000)

NET LOSS PER SHARE, COMMON	$(0.09)	$(0.11)

FULLY DILUTED	$(0.09)	$(0.11)

Weighted average number of Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,000)	$(134,000)

Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	(4,000)	—
Prepaid expenses and other current assets	28,000	25,000
Accounts payable and accrued expenses	47,000	88,000

TOTAL ADJUSTMENTS	71,000	113,000

NET CASH USED IN OPERATING ACTIVITIES	(45,000)	(21,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related party	44,000	—
Capital contributions	1,000	26,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	26,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	5,000
CASH, BEGINNING OF PERIOD	4,000	18,000

CASH, END OF PERIOD	$4,000	$23,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2005, the results of operations and changes in cash flows for the three months then ended.

NOTE 2:	The results of operations for the three months ended March 31, 2005 as compared to the results of 2004 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

The real estate operating loss during the quarter ended March 31, 2005 was approximately $95,000 as compared to a loss of $84,000 for the same period in 2004. Real estate losses continue as the Company incurs carrying costs and costs of improvements required to sell the property.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the March 31, 2005 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

The Company continues to incur legal expenses and has an obligation in 2005 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated Cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP’s consent decree was approved by the Court. As of March 31, 2005 the Company had paid into the PRP Group approximately $840,000, which includes the assignment of a $250,000 note receivable with recourse, and had a cash call contribution payable of approximately $65,000. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $73,000 and $1,274,000 respectively, to cover future costs under the remediation plan.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was for payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered in a settlement agreement note of $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2004 the PRP Group received a principal payment of $50,000 and $16,000 in interest, compared to $50,000 principal payment and $20,000 in accrued interest in 2003. As of March 31, 2005, the Company has not yet made the payment due on December 31, 2004 and is in default on the note. As result, the Company has not adjusted its long term or short term environmental liability as of March 31, 2005.

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

Related Party Transactions

During the First Quarter ended March 31, 2005 the Company borrowed from Frawley Family Trust approximately $44,000 secured by Deeds of Trust on the Company’s property.

The Company has charged its stockholders for any employee time spent on non-corporate matters. The Company has received $1,000 from the Frawley Family Trust as reimbursement for payroll expenses during the First Quarter ended March 31, 2005. The funds do not have to be repaid and are accounted for as capital contributions in the financial statements.

ITEM 6:	Exhibits and Reports on Form 8-K

  Exhibit 31.1, Sarbanes-Oxley Act Section 302 Certification

  Exhibit 32.1, Certification of CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)

Date: June 23, 2005	By:	/s/ Michael P. Frawley
(Authorized Officer and CEO and Chairman of the Board)