Form 10-Q
period 2005-06-30
FRAWLEY CORP
filed 2005-08-05
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES   ☒     NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	Outstanding at June 30, 2005

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I:	FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005	DECEMBER 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,000	$4,000
Accounts receivable, net	4,000	—
Prepaid expenses and other current assets	1,000	30,000

TOTAL CURRENT ASSETS	7,000	34,000
Real estate investments, net	812,000	812,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$835,000	$862,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to stockholders	$2,244,000	$2,143,000
Accounts payable and accrued expenses	249,000	283,000
Environmental reserve	73,000	73,000
Interest payable to related parties	1,536,000	1,427,000
Deposits	385,000	374,000

TOTAL CURRENT LIABILITIES	4,487,000	4,300,000
LONG TERM LIABILITIES
Environmental reserve	1,274,000	1,274,000

TOTAL LIABILITIES	5,761,000	5,574,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share: Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share; Authorized, 6,000,000 shares, issued 1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,209,000	17,208,000
Accumulated deficit	(22,788,000)	(22,573,000)

	(4,165,000)	(3,951,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,926,000)	(4,712,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$835,000	$862,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended JUNE 30
	2005	2004
REVENUES:
Net revenue	$—	$—

COSTS AND EXPENSES:
Selling, general and administrative expenses	44,000	71,000
Interest expense	55,000	57,000

TOTAL COSTS AND EXPENSES	99,000	128,000

NET LOSS	$(99,000)	$(128,000)

NET LOSS PER SHARE, COMMON	$(0.08)	$(0.10)

FULLY DILUTED	$(0.08)	$(0.10)

Weighted average number of Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30
	2005	2004
REVENUES:
Net revenue	$4,000	$—

COSTS AND EXPENSES:
Selling, general and administrative expenses	110,000	145,000
Interest expense	109,000	117,000

TOTAL COSTS AND EXPENSES	219,000	262,000

NET LOSS	$(215,000)	$(262,000)

NET LOSS PER SHARE, COMMON	$(0.18)	$(0.21)

FULLY DILUTED	$(0.18)	$(0.21)

Weighted average number of Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,000)	$(262,000)

Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	(4,000)	(3,000)
Prepaid expenses and other current assets	29,000	29,000
Accounts payable and accrued expenses	86,000	191,000

TOTAL ADJUSTMENTS	111,000	217,000

NET CASH USED IN OPERATING ACTIVITIES	(104,000)	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related party	101,000	—
Capital contributions	1,000	47,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	102,000	47,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,000)	2,000
CASH, BEGINNING OF PERIOD	4,000	18,000

CASH, END OF PERIOD	$2,000	$20,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2005, and the results of operations and changes in cash flows for the six months then ended.

NOTE 2:	The results of operations for the six months ended June 30, 2005 as compared to the results of 2004 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended June 30, 2005, the real estate operating loss was $73,000 compared to a loss in 2004 of $83,000. During the first six months of this year, real estate losses were $168,000 as compared to a loss of $167,000 for the same period in 2004. Real estate losses continue as the Company incurs carrying costs and costs of improvements required to sell the property.

In February 2004, the Company received notice from Los Angeles County that the county intends to severely restrict grading permits and may require condition use permits for grading on the Company’s property. In addition, the County of Los Angeles announced its intention to restrict the building of residences on three of the Company’s seven parcels of land because of new ridgeline building ordinances. Prior to the ordinance deadline, the Company received grandfathering status on three of its seven parcels. Because the grandfathering clause is conditional, it is unclear whether or not the Company will be able to take advantage of this grandfathering status until the Company completes the permit process. The above regulations potentially require multi-year processing to reach the point that a parcel can be sold to a third party.

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of June 30, 2005, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the June 30, 2005 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was for payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered in a settlement agreement note of $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2004 the PRP Group received a principal payment of $50,000 and $16,000 in interest, compared to $50,000 principal payment and $20,000 in accrued interest in 2003. As of June 30, 2005, the Company has not yet made the payment due on December 31, 2004 and is in default on the note. As result, the Company has not adjusted its long term or short term environmental liability as of June 30, 2005.

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

Related Party Transactions

During the Second Quarter ended June 30, 2005 the Company borrowed approximately $57,000 from the Frawley Family Trust. These loans are secured by Deeds of trust on the Company’s real estate property.

ITEM 6:	Exhibits and Reports on Form 8-K

  Exhibit 31.1     –     Sarbanes-Oxley Act Section 302 Certification

  Exhibit 32.1     –     Certification of CEO and CFO

No reports on form 8-K were filed during the quarter ended June 30, 2005.

Other Events and Required FD Disclosure.

On March 1, 2005 the Company filed with the Securities and Exchange Commission (the SEC) amended forms 10K for 2003 and 2002. These reports on Form 10-KSB/A (“Amendment No.1”) were filed to disclose items 9 through 12 previously omitted from Part III of the Annual Report on Form 10-KSB filed by the Frawley Corporation, a Delaware corporation, (“the Company”) on March 18, 2004, and May 23, 2003 in compliance with General Instructions E.3 to Form 10-KSB. Although the Company previously reported its related party transactions that occurred during the fiscal year ended December 31, 2003 and 2002 in the financial pages of the Company’s 10-KSB filed on March 18, 2004 and May 23, 2003, the report did not contain certain information pertaining to the Company’s officers, directors and stockholders controlling more than five percent of the Company’s outstanding stock. Amendment No. 1 was filed to disclose such information. In addition, pursuant to the rules of the Securities and Exchange Commission (the SEC), the Company included with Amendment No. 1 certain currently dated certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)

Date: August 5, 2005	By:	/s/ Michael P. Frawley
MICHAEL P. FRAWLEY, President (Authorized Officer and Chief Financial Officer)