Form 10-Q
period 2005-09-30
FRAWLEY CORP
filed 2005-11-01
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	Outstanding at September 30, 2005

Total Number of Pages 13

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,000	$4,000
Accounts receivable, net	4,000	—
Prepaid expenses and other current assets	1,000	30,000

TOTAL CURRENT ASSETS	8,000	34,000
Real estate investments, net	812,000	812,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$836,000	$862,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to stockholders	$2,288,000	$2,143,000
Accounts payable and accrued expenses	264,000	283,000
Environmental reserve	73,000	73,000
Interest payable to related parties	1,593,000	1,427,000
Deposits	378,000	374,000

TOTAL CURRENT LIABILITIES	4,596,000	4,300,000
LONG TERM LIABILITIES
Environmental reserve	1,274,000	1,274,000

TOTAL LIABILITIES	5,870,000	5,574,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share: Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share; Authorized, 6,000,000 shares, issued 1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,209,000	17,208,000
Accumulated deficit	(22,896,000)	(22,573,000)

	(4,273,000)	(3,951,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(5,034,000)	(4,712,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$836,000	$862,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended SEPTEMBER 30
	2005	2004
REVENUES:
Net revenue	$1,000	$—
Gain on sale of real state	—	210,000

TOTAL REVENUE	$1,000	$210,000

COSTS AND EXPENSES:
Selling, general and administrative expenses	52,000	242,000
Interest expense	57,000	66,000

TOTAL COSTS AND EXPENSES	109,000	308,000

NET LOSS	$(108,000)	$(98,000)

NET LOSS PER SHARE, COMMON	$(0.09)	$(0.08)

FULLY DILUTED	$(0.09)	$(0.08)

Weighted average number of Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30
	2005	2004
REVENUES:
Net revenue	$5,000	$—
Gain on sale of real state	—	210,000

TOTAL REVENUE	5,000	210,000

COSTS AND EXPENSES:
Selling, general and administrative expenses	162,000	387,000
Interest expense	166,000	183,000

TOTAL COSTS AND EXPENSES	328,000	570,000

NET LOSS	$(323,000)	$(360,000)

NET LOSS PER SHARE, COMMON	$(0.26)	$(0.29)

FULLY DILUTED	$(0.26)	$(0.29)

Weighted average number of Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(323,000)	$(360,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real state	—	(210,000)
Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	(4,000)	(4,000)
Prepaid expenses and other current assets	29,000	30,000
Accounts payable and accrued expenses	151,000	380,000

TOTAL ADJUSTMENTS	176,000	196,000

NET CASH USED IN OPERATING ACTIVITIES	(147,000)	(164,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real state	—	450,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	450,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related party	145,000	74,000
Repayment of borrowings	—	(368,000)
Capital contributions	1,000	62,000

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	146,000	(232,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,000)	54,000
CASH, BEGINNING OF PERIOD	4,000	18,000

CASH, END OF PERIOD	$3,000	$72,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2005, and the results of operations and changes in cash flows for the nine months then ended.

NOTE 2:	The results of operations for the nine months ended September 30, 2005 as compared to the results of 2004 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended September 30, 2005, the real estate net loss was $89,000 compared to net income in 2004 of $40,000. During the nine months ended September 30, 2005, real estate losses were $257,000 as compared to a loss of $132,000 for the same period in 2004. Real estate losses continue as the Company incurs carrying costs and costs of improvements required to sell the property.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of September 30, 2005, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the September 30, 2005 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP’s consent decree was approved by the Court. As of September 30, 2005 the Company had paid into the PRP Group approximately $840,000, which includes the assignment of a $250,000 note receivable with recourse, and had a cash call contribution payable of approximately $65,000. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $73,000 and $1,274,000 respectively, to cover future costs under the remediation plan.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was for payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered in a settlement agreement note of $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2004 the PRP Group received a principal payment of $50,000 and $16,000 in interest, compared to $50,000 principal payment and $20,000 in accrued interest in 2003. As of September 30, 2005, the Company has not yet made the payment due on December 31, 2004 and is in default on the note. As result, the Company has not adjusted its long term or short term environmental liability as of September 30, 2005. After the closing of the quarter ended September 30, 2005, the PRP group informed the Company, that they have received a payment on the $250,000 note of $50,000 in principal and $12,000 in interest.

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

Related Party Transactions

During the Third Quarter ended September 30, 2005 the Company borrowed approximately $44,000 from the Frawley Family Trust. These loans are secured by Deeds of trust on the Company’s real estate property.

ITEM 6:	Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2005.

Exhibit 31.1 – Sarbanes-Oxley Act Section 302 Certification

Exhibit 32.1 – Certification of CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION (REGISTRANT)

Date:	October 31, 2005	By:	/s/ Michael P. Frawley
MICHAEL P. FRAWLEY, President
(Authorized Officer and Chief Financial Officer)