Form 10KSB
period 2005-12-31
FRAWLEY CORP
filed 2006-05-23
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

The Company’s stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of May 8, 2006.

Number of shares of Common Stock outstanding as of May 8, 2006: 1,222,900 shares.

Documents incorporated by reference – portions of the Information Statement to be filed with the Securities and Exchange Commission in connection with the Annual Election of Directors are incorporated by reference into Part III hereof.

Total number of pages, including cover page and exhibits 29

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

Real Estate

The Company’s real estate consists of approximately 52 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $812,000 as of the end of 2005, and are subject to mortgage debt held by various stockholders, including the Chief Executive Officer and related family members, aggregating approximately $2,338,000. The Company continues to invest resources in the real estate and it will continue its efforts to sell the land. (See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Employees

Frawley Corporation and its Subsidiaries employ 1 person. Due to the Company’s severe financial condition, the Company reduced its staff to Michael Frawley, President, and one part time assistant since the third quarter of 2004.

Item 2. Properties

Frawley Corporation and its Subsidiaries operate out of office space from a related party at no charge. (For a description of investment properties, see Item 1. Business - Real Estate).

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

As of December 31, 2005 the Company had paid into the PRP Group approximately $840,000, which includes the assignment of a $250,000 note receivable with recourse, and had a cash call contribution payable of approximately $103,000. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $115,000 and $1,220,000 respectively, to cover future costs under the remediation plan.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was for payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered into a settlement agreement note in the amount of $240,000 to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2005 the PRP Group received a principal payment related to the assigned note of $50,000 and $12,000 in interest, compared to a $50,000 principal payment and $16,000 in accrued interest in 2004. In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004 and December 31, 2005.

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

In June 2004, the Corporation received a new environmental claim against its former Harley Pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004. In December 2005, the Company received a demand for payment form the EPA and negotiated a payment plan which required the total liability, plus interest to be paid in full by January 2007.

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

The approximate number of holders of record for Frawley Corporation’s Common Stock as of December 31, 2005 was 540.

No dividends have been paid in the periods shown above.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Summary

The net loss from the Company was $415,000 in 2005 as compared to a net loss of $453,000 in 2004 (see following discussion of real estate).

Interest expense for 2005 was $212,000 (net of $12,000 of interest income) compared to $220,000 (net of $16,000 of interest income) for 2004. Selling, general and administrative expenses were $208,000 for 2005 compared to $277,000 for 2004.

Real Estate

The real estate operating loss before interest expense was $118,000 in 2005 as compared to an operating loss before interest expense of $11,000 in 2004.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the December 31, 2005 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

Subsequent to year end, the Company sold one parcel of land for $980,000 and recorded a gain of approximately $394,000. Proceeds from the sale were used to pay off secured debt, provide funds to complete improvements required by the sale, make payments on past due amounts related to the Chatham site, make partial payments related to the Omega site, pay past due property taxes, pay other creditors including Michael Frawley, President, and to provide operating cash.

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

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investments and working capital needs. During 2005, the Company borrowed $195,000. As of December 31, 2005, the total notes due were $2,338,000. The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2006. The Company has defaulted on substantially all of the notes under their terms. As of the date of this report, no action has been taken on the delinquent amounts.

The Company received approximately $105,000 during 2004 from the family members as an advance on property that they intend to purchase. The specified property has not been identified and balances for the deposits for real estate were $374,000 at December 31, 2005 and 2004, respectively.

In addition, the Company has received capital contributions of $1,000 in 2005 and $68,000 in 2004, from family members to help meet payroll requirements. The funds do not have to be repaid and are accounted for as capital contributions.

Management intends to raise additional capital by selling real estate. The limited resources available to the Company will be directed at selling real estate.

The following measurements indicate the trends in the Company’s liquidity from continuing operations:

December 31,	2005	2004
Working capital (deficiency)	$(4,734,000)	$(4,266,000)
Current ratio	(.01 to 1)	(.01 to 1)

Item 7. Financial Statements and Supplementary Data

See the consolidated financial statements and the notes thereto which begin on page F1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and certain other information pertaining to the persons elected as directors.

Name	Age	Principal Occupation	Year First Became Director
Michael P. Frawley	52	Chairman of the Board and President of the Company Chief Executive Officer, Treasurer	1991

Dudley Callahan	25	Director and Secretary of the Company	2003

The Company’s Board of Directors has no committees. During 2005, the Board of Directors held four meetings in which all of the directors attended. Michael P. Frawley and Dudley Callahan received no separate compensation for acting as directors.

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

On January 13, 2006, Mr. Michael Frawley and Dudley Callahan were elected by Written Consent from the Shareholders holding over 54% of the Common stock outstanding.

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

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2005 (together the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation
Michael P. Frawley Chief Executive Officer	2005 2004 2003	$ $ $	1,080 14,040 14,040

Option Grants in Last Fiscal Year

None of the Named Executive Officers received stock option grants in fiscal 2005.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

None of the Named Executive Officers exercised stock options in fiscal 2005.

Director Compensation

Our directors do not currently receive any compensation for service on the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

None.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2005, by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

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

ITEM 12. Certain Relationships and Related Transactions

In 2005 and prior years, the Company has borrowed a total of $2,338,000 from its stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $224,000 and $236,000 during 2005 and 2004, respectively.

The Company has charged its stockholders for any employee time spent on non-corporate matters. The Company has received from the family members as reimbursement for payroll expenses $1,000 in 2005. These payments are accounted for as capital contributions in the Company’s financial statements.

PART IV

Item 13. Financial Statements, Exhibits and Reports on Form 8-K

Page Numbers
(a)	1.	List of Financial Statements:

		Independent Auditors’ Report	F1-F2

Financial Statements for the Years Ended December 31, 2005 and 2004

		Consolidated Balance Sheets	F3-F4

		Consolidated Statements of Operations	F5

		Consolidated Statement of Stockholders’ Deficit	F6

		Consolidated Statements of Cash Flows	F7

		Notes to Consolidated Financial Statements	F8-F13

	2.	List of Exhibits:

		3.1	Registrant’s certificate of incorporation is incorporated herein by this reference to (A) Exhibit Item (3.1) to Registrant’s Registration Statement No. 2-36536 on form S-1, (B) the name change amendment to said certificate of incorporation under Section 1-02 of the Merger Agreement which is Exhibit A to the definitive proxy material for Registrant’s June 16, 1977 annual meeting of stockholders, filed under Regulation 14A, and (C) the amendment to certificate of incorporation which is Exhibit A to the definitive proxy material for Registrant’s June 25, 1987 Annual Meeting of Stockholders, filed under Regulation 14A.

		3.2	Registrant’s bylaws, as amended to date are incorporated herein by reference to Exhibit Item (3) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1980.

		21.1	List of Subsidiaries is incorporated herein by reference to Exhibit Item (10) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

		31.1	Sarbanes-Oxley Act section 302 Certification

		32.1	Certification of CEO and CFO

(b)	Reports on Form 8-K:

During 2005, no 8K reports were filed.

Other Events and Required FD Disclosure

On March 1, 2005 the Company filed with the SEC amended forms 10K for 2003 and 2002.

These reports on Form 10-KSB/A (“Amendment No.1”) are being filed to disclose items 9 through 12 previously omitted from Part III of the Annual Report on Form 10-KSB, filed by the Frawley Corporation, a Delaware corporation (“the Company”)on March 18, 2004 and May 23, 2003 in compliance with General Instructions E.3 to Form 10-KSB. Although the Company previously reported its related party transactions that occurred during the fiscal year ended December 31, 2003, and 2002 in the financial statements of the Company’s 10-KSB filed on March 18, 2004 and May 23, 2003, the reports did not contain certain information pertaining to the Company’s Officers, directors and stockholders controlling more than five percent of the Company’s outstanding stock. This Amendment No. 1 is being filed to disclose such information. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment No. 1 certain currently dated certifications.

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

Frawley Corporation
(Registrant)

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board

Date	May 8, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)

May 8, 2006
(Date)

By:	/s/ Dudley Callahan
Dudley Callahan, Vice President and Secretary

May 8, 2006
(Date)

LaRUE, CORRIGAN & McCORMICK LLP

Certified Public Accountants

5959 Topanga Canyon Boulevard, Suite 180
Woodland Hills, California 91367
Telephone 818-587-9300
Facsimile 818-347-0904
lcmcpa.com
ROBERT LaRUE	818-587-9302	MIKE McCORMICK	818-587-9303
KEN TEASDALE	818-587-9305	JACK CORRIGAN	818-587-9301

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Frawley Corporation

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of Frawley Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The 2005 and 2004 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations

- F1 -

and is seeking sources of long-term financing as it reorganizes its business. Management’s plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LaRue, Corrigan & McCormick LLP

Woodland Hills, California

April 14, 2006

- F2 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 and 2004

	2005	2004
ASSETS

CURRENT ASSETS
Cash (Note 1)	$7,000	$4,000
Prepaid expenses and other current assets	24,000	30,000

TOTAL CURRENT ASSETS	31,000	34,000

OTHER ASSETS
Real estate investments (Notes 1, 2, 3 and 5)	812,000	812,000
Investment in partnership	16,000	16,000

TOTAL OTHER ASSETS	828,000	828,000

TOTAL ASSETS	$859,000	$862,000

See independent auditors’ report and notes to consolidated financial statements.

- F3 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 and 2004

	2005	2004
CURRENT LIABILITIES
Notes payable to related parties (Notes 3 and 5)	$2,338,000	$2,143,000
Interest payable to related parties	1,651,000	1,427,000
Deposits	374,000	374,000
Accounts payable and accrued expenses	287,000	283,000
Environmental reserve (Note 6)	115,000	73,000

TOTAL CURRENT LIABILITIES	4,765,000	4,300,000

LONG-TERM LIABILITIES
Environmental reserve (Note 6)	1,220,000	1,274,000

TOTAL LIABILITIES	5,985,000	5,574,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

STOCKHOLDERS’ DEFICIT
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $1.00 par value, 6,000,000 shares authorized, 1,414,212 shares Issued	1,414,000	1,414,000
Capital surplus	17,209,000	17,140,000
Accumulated deficit	(22,988,000)	(22,573,000)

	(4,365,000)	(3,951,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(5,126,000)	(4,712,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$859,000	$862,000

See independent auditors’ report and notes to consolidated financial statements.

- F4 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUES
Other income	$5,000	$—
Gain on sale of real estate	—	143,000

TOTAL REVENUE	5,000	143,000

COSTS AND EXPENSES
Environmental liability expense	—	99,000
Selling, general and administrative expenses	208,000	277,000
Interest expense, net of interest income (Note 3)	212,000	220,000

TOTAL COSTS AND EXPENSES	420,000	596,000

NET LOSS	$(415,000)	$(453,000)

LOSS PER SHARE FROM CONTINUING OPERATIONS, COMMON	$(0.34)	$(0.37)

NET LOSS PER SHARE, COMMON	$(0.34)	$(0.37)

FULLY DILUTED	$(0.34)	$(0.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,222,900	1,222,900

See independent auditors’ report and notes to consolidated financial statements.

- F5 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Capital Surplus	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
December 31, 2003	1,414,000	$1,414,000	$17,140,000	$(21,120,000)	$(761,000)	$(4,327,000)
Capital contributions	—	—	68,000	—	—	68,000
Net loss, 2004	—	—	—	(453,000)	—	(453,000)

December 31, 2004	1,414,000	1,414,000	17,208,000	(22,573,000)	(761,000)	(4,712,000)
Capital contributions	—	—	1,000	—	—	1,000
Net loss, 2005	—	—	—	(415,000)	—	(415,000)

December 31, 2005	1,414,000	$1,414,000	$17,209,000	$(22,988,000)	$(761,000)	$(5,126,000)

See independent auditors’ report and notes to consolidated financial statements.

- F6 -

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(415,000)	$(453,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate investment	—	(143,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,000	2,000
Accounts payable and accrued liabilities	4,000	99,000
Deposits	—	105,000
Interest payable	224,000	235,000
Environmental reserve	(12,000)	(16,000)

TOTAL ADJUSTMENTS	222,000	282,000

NET CASH USED IN OPERATING ACTIVITIES	(193,000)	(171,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate	—	(67,000)
Proceeds from the sale of real estate	—	450,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	383,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	1,000	68,000
Short-term debt borrowings from related party	195,000	74,000
Repayment of borrowings	—	(368,000)

NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	196,000	(226,000)

NET CHANGE IN CASH	3,000	(14,000)
CASH, BEGINNING OF YEAR	4,000	18,000

CASH, END OF YEAR	$7,000	$4,000

See independent auditors’ report and notes to consolidated financial statements.

- F7 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include Frawley Corporation (the “Company”) and its subsidiaries: Schick Shadel Hospital, Inc. and Sun Sail Development Company (Sun Sail). In addition, Sun Sail is the sole member of Sunny Hill L.L.C. (Sunny Hill), which was formed in 2003. Sunny Hill did not have any transactions for 2004 and 2005. All significant intercompany profits, transactions and balances have been eliminated.

Net Income Loss per Common Share – Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.

Income Taxes – The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” effective January 1, 1993. Accordingly, the Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

Cash and Cash Equivalents – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consisted primarily of cash.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments – The carrying amounts of the Company’s financial instruments (cash, other assets, and accounts payable and accrued expenses) approximate fair value because of the short maturity of these items. The carrying amount of the notes payable to stockholders approximate fair value based on current rates for similar debt of the same remaining maturity.

- F8 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Impairment of Long-Lived Assets – The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There was no impairment charge recognized during the years ended December 31, 2005 and 2004.

Gains/Losses from Sales of Real Estate – The Company recognizes gains/losses from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. If the criteria are not met, the Company defers the gains and recognizes them when the criteria are met or using the installment or cost recovery methods as appropriate under the circumstances.

2. OPERATING RESULTS AND MANAGEMENT PLANS

The Company’s net loss for 2005 was $415,000 as compared to net loss for 2004 of $453,000. Working capital and operating cash flow continue to be negative.

Management’s plans for 2006 will include the continued efforts to sell its real estate holdings and minimize additional investments that require borrowing.

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

3. RELATED PARTY TRANSACTIONS

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investment and working capital needs. During 2005, the Company borrowed an additional $195,000 from the related parties. As of December 31, 2005 and 2004, the balances due were $2,338,000 and $2,143,000, respectively (see Note 5). The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2006. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

- F9 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The Company received approximately $105,000 during 2004 from family members as an advance on property that they intend to purchase. The specific property has not been identified and the terms of the purchase have not been finalized.

The Company received approximately $1,000 during 2005 and $68,000 during 2004 from family members to help meet payroll requirements. The funds do not have to be repaid and are accounted for as capital contributions in accordance with AICPA Technical Practice Aids Paragraph No. 4160, “Contributed Capital,” and SEC Staff Accounting Bulletin, Release No. 79, “Accounting for Transactions Undertaken by a Company’s Principal Stockholder(s) for the Benefit of the Company.”

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2005	2004
Cash paid during the year for:
Income taxes	$5,000	$6,000
Interest	$—	$—

5. DEBT

Short-term debt consists of $2,338,000 of notes payable to stockholders and other related parties (see Note 3), which were due on various dates from 2001 through 2006, bear interest at 10% per annum, and are secured by the real estate investments of the Company. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

Long-term debt consists of the environmental reserve amount of $1,220,000 (see Note 6).

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

- F10 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which are referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share of the changes. In January of 1998, the final remediation plan was approved by the State and in January of 1999, the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of December 31, 2005, the Company had paid over $840,000, which includes the assignment of a $250,000 note receivable with recourse, into the PRP group and had a cash call contribution payable of approximately $103,000. In addition, the Company carried accrued short-term and long-term liabilities of $115,000 and $1,220,000, respectively.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP Group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was a payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered in a settlement agreement with the Chatham Site PRP Group Trust for a $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2005, the PRP Group received a principal payment related to the assigned note of $50,000 and interest accrued of $12,000, compared to a $50,000 principal payment and $16,000 accrued interest in 2004. In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004 and December 31, 2005.

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

- F11 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

In June 2004 the Corporation received a new environmental claim against its former Harley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004. Subsequent to year end, the Company agreed to pay the liability in installment payments through January 2007 and made its first payment of approximately $12,000 in January 2006.

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

7. INCOME TAXES

The Company does not carry a provision for income taxes due to tax losses in 2005 and 2004, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2005 and 2004 consist of the following:

	2005	2004
Net operating loss carryforwards	$4,913,000	$4,860,000
Gain on sale of real estate	—	49,000
Bad debt/land reserves	247,000	247,000
Toxic waste accrual	454,000	458,000
Other reserves	565,000	489,000

	(6,179,000)	6,103,000
Less valuation allowance	(6,179,000)	(6,103,000)

	$—	$—

The Company has net operating loss carryforwards aggregating approximately $14,450,000 for federal income tax purposes, which expire in various years through 2020.

- F12 -

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8. SUBSEQUENT EVENT

Subsequent to year end, the Company sold one parcel of land for $980,000 and recorded a gain of approximately $394,000. Proceeds from the sale were used to pay off secured debt, provide funds to complete improvements required by the sale, make payments on past due amounts related to the Chatham site, make partial payments related to the Omega site, pay past due property taxes, pay other creditors including Michael Frawley, President, and to provide operating cash.

- F13 -