Form 10-Q
period 2006-03-31
FRAWLEY CORP
filed 2006-06-13
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 1-6436

FRAWLEY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-2639686
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMP I.D. NO)

5737 Kanan Rd. PMB # 188, Agoura Hills, California	91301
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(818)735-6640

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
YES X   NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	Outstanding at March 31, 2006

Total Number of Pages 14

FRAWLEY CORPORATION AND SUBSIDIARIES

INDEX

PART I: FINANCIAL INFORMATION	PAGE NO.

Item 1: Financial Statements

Consolidated Balance Sheets
March 31, 2006 and December 31, 2005	3

Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005	4

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2: Management's Discussion and Analysis
of Financial Condition and Results of Operations	7

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	8-9

Item 5: Other Information	9

Item 6: Exhibits and Reports on Form 8-K	10

SIGNATURES	11

ITEM I: FINANCIAL STATEMENTS
FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$62,000	$7,000
Accounts receivable, net	4,000	-
Prepaid expenses and other current assets	1,000	24,000

TOTAL CURRENT ASSETS	67,000	31,000

Real estate investments, net	457,000	812,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$540,000	$859,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to stockholders	$2,054,000	$2,338,000
Accounts payable and accrued expenses	148,000	287,000
Environmental reserve	115,000	115,000
Interest payable to related parties	1,685,000	1,651,000
Deposits	385,000	374,000

TOTAL CURRENT LIABILITIES	4,387,000	4,765,000

LONG TERM LIABILITIES

Environmental reserve	1,070,000	1,220,000

TOTAL LIABILITIES	5,457,000	5,985,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share;
Authorized, 6,000,000 shares, issued
1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(22,779,000)	(22,988,000)
	(4,156,000)	(4,365,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,917,000)	(5,126,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$540,000	$859,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended MARCH 31
	2006	2005

REVENUES:
Net revenue	$749,000	$4,000

TOTAL REVENUE	$749,000	$4,000

COSTS AND EXPENSES:
Cost of real estate sold	355,000	-
Selling, general and administrative expenses	126,000	66,000
Interest expense	59,000	54,000

TOTAL COSTS AND EXPENSES	540,000	120,000

NET INCOME/(LOSS)	$209,000	$(116,000)

NET INCOME/(LOSS) PER SHARE, COMMON	$0.17	$(0.09)

FULLY DILUTED	$0.17	$(0.09)

Weighted average number of Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$209,000	$(116,000)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:

Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	(4,000)	(4,000)
Prepaid expenses and other current assets	23,000	28,000
Real estate investments	355,000	-
Accounts payable and accrued expenses	(95,000)	47,000

TOTAL ADJUSTMENTS	279,000	71,000

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	488,000	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term debt borrowings from related party	86,000	44,000
Repayment of borrowings	(369,000)	-
Repayment of environmental reserve	(150,000)	-
Capital contributions	-	1,000

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(433,000)	45,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	55,000	-

CASH, BEGINNING OF PERIOD	7,000	4,000

CASH, END OF PERIOD	$62,000	$4,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 2006, the results of operations and changes in cash flows for the three months then ended.

NOTE 2:	The results of operations for the three months ended March 31, 2006 as compared to the results of 2005 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

The real estate operating gain during the quarter ended March 31, 2006 was approximately $209,000 as compared to a loss of $116,000 for the same period in 2005. However, real estate losses will continue as the Company incurs carrying costs and improvements required to sell the remaining properties.

In February 2004, the Company received notice from Los Angeles County that the county intends to severely restrict grading permits and may require condition use permits for grading on the Company’s property. In addition, the County of Los Angeles announced its intention to restrict the building of residences on three of the Company’s six parcels of land because of new ridgeline building ordinances. Prior to the ordinance deadline, the Company received grandfathering status on three of its remaining parcels. Because the grandfathering clause is conditional, it is unclear whether or not the Company will be able to take advantage of this grandfathering status until the Company completes the permit process. The above regulations potentially require multi-year processing to reach the point that a parcel can be sold to a third party.

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of March 31, 2006, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the March 31, 2006 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

In the first quarter 2006, the Company sold one parcel of land to an unrelated third party for $749,000, net of additional improvements, and realized a gain of approximately $394,000. Proceeds from the sale were used to pay off secured debt in the amount of $393,000 including interest in the amount of $24,000 to related parties, make payment on past due amounts related to the Chatham Site, make partial payments related to the Omega Site, pay past due property taxes, pay other creditors including Michael Frawley, President, in the amount of $7,000 and to provide operating cash.

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

The Company continues to incur legal expenses and has an obligation in 2006 to contribute to the Chatham Brothers toxic waste cleanup lawsuit.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated Cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP’s consent decree was approved by the Court. As of March 31, 2006 the Company had paid into the PRP Group approximately $990,000, which includes the assignment of a $250,000 note receivable with recourse, and had a cash call contribution payable of approximately $103,000. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $115,000 and $1,070,000 respectively, to cover future costs under the remediation plan.

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

On July 16, 2004, the Company entered in a settlement agreement note of $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004, and December 31, 2005.

If Frawley Corporation complies with the terms of the notes, the Company will not be responsible for any additional payments to the Chatham Site PRP Group for the financing of the remediation action plan approved by the State of California in 1999. However, the PRP Group refused to indemnify Frawley Corporation for any third party lawsuit related to the Chatham Site clean up that are not considered in the remediation action plan approved in 1999.

In June 2004, the Corporation received a new environmental claim against its former Harley Pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004 as it is more likely than not that the Company will have to pay the claim. In December 2005, the Company received a demand for payment from the EPA and negotiated a payment plan which required the total liability, plus interest to be paid by January 2007. In January 2006, the Company made its first payment in the amount of approximately $12,000 and in March 2006, the Company made payments required for the entire year 2006, leaving a balance of approximately $45,000 due in January 2007.

The Company is in dispute with its 1988 licensee over the trademark ”Classics Illustrated“. In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sub licensee in Greece. The Company believes that the license agreement supports that it adequately notified the licensee that the licensee would have to investigate the international trademark involving “Classics Illustrated”. Although the parent company of the licensee has filed for Chapter 7 bankruptcy protection, management believes that there is no probable risk of loss related to this dispute.

ITEM 5: Other Information

Related Party Transactions

During the first quarter ended March 31, 2006 the Company borrowed from the Frawley Family Trust approximately $86,000 secured by Deeds of Trust on the Company’s property.

In the first quarter 2006, the Company sold one parcel of land to an unrelated third party. Proceeds from the sale were used to pay secured debt to related parties in the amount of $393,000, including interest in the amount of $24,000, as well as payments to Michael Frawley, President, in the amount of $7,000.

ITEM 6: Exhibits and Reports on Form 8-K

No Reports on Form 8-K were filed in the quarter ended March 31, 2006.

Exhibit 31.1,	Sarbanes-Oxley Act Section 302 Certification
Exhibit 32.1,	Certification of CEO and CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)

Date: June 13, 2006	By:	/s/ Michael P. Frawley
Michael P. Frawley
(Authorized Officer and CEO and Chairman of the Board)