Form 10-Q
period 2006-06-30
FRAWLEY CORP
filed 2006-08-10
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2006

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
YES  ☒  NO   ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	Outstanding at June 30, 2006

Total Number of Pages   14

FRAWLEY CORPORATION AND SUBSIDIARIES

INDEX

PART I: FINANCIAL INFORMATION	PAGE NO.

Item 1: Financial Statements

Consolidated Balance Sheets
June 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations
Three Months ended June 30, 2006 and 2005	4

Consolidated Statements of Operations
Six Months Ended June 30, 2006 and 2005	5

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
8

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	9-10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

SIGNATURES	11

ITEM I: FINANCIAL STATEMENTS
FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$23,000	$7,000
Accounts receivable, net	4,000	-
Prepaid expenses and other current assets	1,000	24,000

TOTAL CURRENT ASSETS	28,000	31,000

Real estate investments, net	457,000	812,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$501,000	$859,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable to stockholders	$2,063,000	$2,338,000
Accounts payable and accrued expenses	140,000	287,000
Environmental reserve	115,000	115,000
Interest payable to related parties	1,736,000	1,651,000
Deposits	384,000	374,000

TOTAL CURRENT LIABILITIES	4,438,000	4,765,000

LONG TERM LIABILITIES

Environmental reserve	1,070,000	1,220,000

TOTAL LIABILITIES	5,508,000	5,985,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share;
Authorized, 6,000,000 shares, issued
1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(22,869,000)	(22,988,000)

	(4,246,000)	(4,365,000)
Less common stock in treasury,
191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(5,007,000)	(5,126,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$501,000	$859,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended JUNE 30
	2006	2005
REVENUES:
Net revenue	$2,000		$-

COSTS AND EXPENSES:
Selling, general and administrative expenses	39,000		44,000
Interest expense	53,000		55,000

TOTAL COSTS AND EXPENSES	92,000		99,000

NET LOSS	$(90,000)	$	(99,000)

NET LOSS PER SHARE, COMMON	$(0.07)		$(0.08)

FULLY DILUTED	$(0.07)		$(0.08)

Weighted average number of Common shares outstanding	1,222,905		1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30
	2006	2005

REVENUES:
Net revenue	$751,000	$4,000

COSTS AND EXPENSES:
Cost of real estate sold	355,000	-
Selling, general and administrative expenses	165,000	110,000
Interest expense	112,000	109,000

TOTAL COSTS AND EXPENSES	632,000	219,000

NET INCOME/(LOSS)	$119,000	$(215,000)

NET INCOME/(LOSS) PER SHARE, COMMON	$0.10	$(0.18)

FULLY DILUTED	$0.10	$(0.18)

Weighted average number of Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$119,000	$(215,000)

Changes in operating assets and liabilities:
Short and long-term accounts
receivable, net	(4,000)	(4,000)
Prepaid expenses and other current assets	23,000	29,000
Accounts payable and accrued expenses	(53,000)	86,000
Real estate investments	355,000	-

TOTAL ADJUSTMENTS	321,000	111,000

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	440,000	(104,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related party	95,000	101,000
Repayment of borrowings	(369,000)	-
Repayment of environmental reserve	(150,000)	-
Capital contributions	-	1,000

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(424,000)	102,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,000	(2,000)

CASH, BEGINNING OF PERIOD	7,000	4,000

CASH, END OF PERIOD	$23,000	$2,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2006, and the results of operations and changes in cash flows for the six months then ended.

NOTE 2:	The results of operations for the six months ended June 30, 2006 as compared to the results of 2005 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended June 30, 2006, the real estate operating loss was $67,000 compared to a loss in 2005 of $73,000. During the first six months of this year, real estate gains were $164,000 as compared to a loss of $168,000 for the same period in 2005. However real estate losses will continue as the Company incurs carrying costs and costs of improvements required to sell the remaining properties.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of June 30, 2006, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the June 30, 2006 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP’s consent decree was approved by the Court. As of June 30, 2006 the Company had paid into the PRP Group approximately $990,000, which includes the assignment of a $250,000 note receivable with recourse, and had a cash call contribution payable of approximately $103,000. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $115,000 and $1,070,000 respectively, to cover future costs under the remediation plan.

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

ITEM 5: Other Information

Related Party Transactions

During the second quarter ended June 30, 2006 the Company borrowed approximately $8,800 from the Frawley Family Trust. This loan is secured by Deed of trust on the Company’s real estate property.

In the first quarter 2006, the Company sold one parcel of land to an unrelated third party. Proceeds from the sale were used to pay secured debt to related parties in the amount of $393,000, including interest in the amount of $24,000, as well as payments to Michael Frawley, President, in the amount of $7,000.

ITEM 6: Exhibits and Reports on Form 8-K

Exhibit 31.1 - Sarbanes-Oxley Act Section 302 Certification
Exhibit 32.1 - Certification of CEO and CFO

No reports on form 8-K were filed during the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)
Date: August 8, 2006	By: /s/	Michael P. Frawley
MICHAEL P. FRAWLEY, President (Authorized Officer and Chief Financial Officer)