Form 10-Q
period 2006-09-30
FRAWLEY CORP
filed 2006-11-13
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-6436

 FRAWLEY CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-2639686
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMP I.D. NO)

5737 Kanan Rd. PMB # 188, Agoura Hills, California	91301
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(818)735-6640
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                                                                                                                         0;
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
YES ☒NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.:

YES  ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	Outstanding at September 30, 2006

Total Number of Pages 15

FRAWLEY CORPORATION AND SUBSIDIARIES

INDEX

PART I:	FINANCIAL INFORMATION	PAGE NO.

	Item 1: Financial Statements

	Consolidated Balance Sheets
	September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations
	Three Months ended September 30, 2006 and 2005	4

	Consolidated Statements of Operations
	Nine Months Ended September 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7

	Item 2: Management's Discussion and Analysis
	of Financial Condition and Results of Operations	8

PART II:	OTHER INFORMATION

	Item 1: Legal Proceedings	9-10

	Item 5: Other Information	10

	Item 6: Exhibits and Reports on Form 8-K	11

SIGNATURES		12

ITEM I: FINANCIAL STATEMENTS
FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,000	$7,000
Accounts receivable, net	4,000	-
Prepaid expenses and other current assets	-	24,000

TOTAL CURRENT ASSETS	6,000	31,000

Real estate investments, net	457,000	812,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$479,000	$859,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable to stockholders	$2,084,000	$2,338,000
Accounts payable and accrued expenses	179,000	287,000
Environmental reserve	78,000	115,000
Interest payable to related parties	1,788,000	1,651,000
Deposits	378,000	374,000

TOTAL CURRENT LIABILITIES	4,507,000	4,765,000

LONG TERM LIABILITIES

Environmental reserve	1,070,000	1,220,000

TOTAL LIABILITIES	5,577,000	5,985,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share;
Authorized, 6,000,000 shares, issued
1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(22,960,000)	(22,988,000)

	(4,337,000)	(4,365,000)
Less common stock in treasury,
191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(5,098,000)	(5,126,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$479,000	$859,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended SEPTEMBER 30
	2006		2005

REVENUES:
Net revenue		$-	$1,000

COSTS AND EXPENSES:
Selling, general and administrative
expenses		40,000	52,000
Interest expense		51,000	57,000

TOTAL COSTS AND EXPENSES		91,000	109,000

NET LOSS	$	(91,000)	$(108,000)

NET LOSS PER SHARE, COMMON		$(0.07)	$(0.09)

FULLY DILUTED		$(0.07)	$(0.09)

Weighted average number of
Common shares outstanding		1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Nine Months Ended September 30
	2006	2005

REVENUES:
Net revenue	$751,000	$5,000

COSTS AND EXPENSES: Cost of real estate sold	355,000	-
Selling, general and administrative
expenses	205,000	162,000
Interest expense	163,000	166,000

TOTAL COSTS AND EXPENSES	723,000	328,000

NET INCOME/(LOSS)	$28,000	$(323,000)

NET INCOME/(LOSS) PER SHARE, COMMON	$0.02	$(0.26)

FULLY DILUTED	$0.02	$(0.26)

Weighted average number of
Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$28,000	$(323,000)

Changes in operating assets and liabilities:
Short and long-term accounts
receivable, net	(4,000)	(4,000)
Prepaid expenses and other current assets	24,000	29,000
Accounts payable and accrued expenses	(4,000)	151,000
Real estate investments	355,000	-

TOTAL ADJUSTMENTS	371,000	176,000

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	399,000	(147,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related party	115,000	145,000
Repayment of environmental reserve	(150,000)	-
Repayment of borrowings	(369,000)	-
Capital contributions	-	1,000

NET CASH(USED IN)/PROVIDED BY FINANCING
ACTIVITIES	(404,000)	146,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,000)	(1,000)

CASH, BEGINNING OF PERIOD	7,000	4,000

CASH, END OF PERIOD	$2,000	$3,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2006, and the results of operations and changes in cash flows for the nine months then ended.

NOTE 2:	The results of operations for the nine months ended September 30, 2006 as compared to the results of 2005 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended September 30, 2006, the real estate net loss was $70,000 compared to a net loss in 2005 of $89,000. During the nine months ended September 30, 2006, real estate gains were $93,000 as compared to a net loss of $257,000 for the same period in 2005. Real estate losses continue, however, as the Company continues to incur carrying costs and costs of improvements required to sell the property.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of September 30, 2006, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the September 30, 2006 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

The Company continues to incur legal expenses and has an obligation in 2006 to contribute to the Chatham Brothers toxic waste cleanup lawsuit, as well as an obligation in 2007 for the Omega Chemical Superfund Site. At this time, the Company is not able to make the payments when they are currently due.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP’s consent decree was approved by the Court. As of September 30, 2006 the Company had paid into the PRP Group approximately $999,000, which includes the assignment of a $250,000 note receivable with recourse, and had a cash call contribution payable of approximately $103,000. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $78,000 and $1,070,000 respectively, to cover future costs under the remediation plan.

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

On July 16, 2004, the Company entered in a settlement agreement note of $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004, and December 31, 2005. At this time, the Company is not able to make the December 31, 2006 note payment.

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

In June 2004, the Corporation received a new environmental claim against its former Harley Pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004 as it is more likely than not that the Company will have to pay the claim. In December 2005, the Company received a demand for payment from the EPA and negotiated a payment plan which required the total liability, plus interest to be paid by January 2007. In January 2006, the Company made its first payment in the amount of approximately $12,000 and in March 2006, the Company made payments required for the entire year 2006, leaving a balance of approximately $45,000 due in January 2007. At this time, the Company is unable to make the January 2007 payment.

The Company is in dispute with its 1988 licensee over the trademark “Classics Illustrated.” In 1998, the Company terminated its license agreement for breach of contract. The licensee has objected to the termination stating that the Company failed to notify the licensee of a potential problem with the trademark in Greece. A Greek court has ruled against a sublicensee in Greece. The Company believes that the license agreement supports that it adequately notified that the licensee but would have to investigate the international trademark involving “Classics Illustrated.” Management believes that there is no probable risk of loss related to this dispute.

ITEM 5: Other Information

Related Party Transactions

During the third quarter ended September 30, 2006 the Company borrowed approximately $13,760 from the Frawley Family Trust. These loans are secured by Deeds of trust on the Company’s real estate property.

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

No reports on Form 8-K were filed during the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)

Date: November 10, 2006	By:	/s/ Michael P. Frawley

MICHAEL P. FRAWLEY, President (Authorized Officer and Chief Financial Officer)