Form 10KSB
period 2006-12-31
FRAWLEY CORP
filed 2007-04-12
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

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
YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Company’s stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of April 10, 2007.

Number of shares of Common Stock outstanding as of April 10, 2007: 1,222,900 shares.

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

Real Estate
The Company's real estate consists of approximately 36 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $457,000 as of the end of 2006, and are subject to mortgage debt held by various stockholders, including the Chief Executive Officer and related family members, aggregating approximately $2,138,000. The Company continues to invest resources in real estate and it will continue its efforts to sell the land. (See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

In January 1998, the final remediation plan was approved by the State and in January of 1999, the PRPs consented to the plan and related allocation of costs. The consent decree was approved by the Court.

As of December 31, 2006 the Company had paid into the PRP Group approximately $1,040,000, which includes the assignment of a $250,000 note receivable with recourse. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $77,000 and $1,120,000 respectively, to cover future costs under the remediation plan.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was for payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered into a settlement agreement note in the amount of $240,000 to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2006 the PRP Group received a principal payment related to the assigned note of $50,000 and $8,000 in interest, compared to a $50,000 principal payment and $12,000 in accrued interest in 2005. In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004 and December 31, 2005. The Company was unable to make the December 31, 2006 $50,000 payment. The Company owes penalties for late payments totaling approximately $20,000 calculated at 10% of the face value of the note payments for the years 2004, 2005 and 2006. These late payment penalties and the 2006 and 2007 principal payments totaling approximately $110,000 are due and payable by December 31, 2007.

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

In June 2004, the Corporation received a new environmental claim against its former Harley Pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004. In December 2005, the Company received a demand for payment from the EPA and negotiated a payment plan which required the total liability, plus interest to be paid in full by January 2007. During 2006, the Company made payments of approximately $52,000, leaving a balance of approximately $47,000 due in January 2007. The Company was unable to make the January 2007 payment. The Company reached a new agreement with the EPA, and made its first payment under the new agreement on January 11, 2007. The second payment is due on April 11, 2007, the third payment is due on July 11, 2007 and the fourth and last payment is due on October 11, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholders Matters

The Company's stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

The approximate number of holders of record for Frawley Corporation's Common Stock as of December 31, 2006 was 540.

No dividends have been paid in the periods shown above.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Summary

The net loss from the Company was $86,000 in 2006 as compared to a net loss of $415,000 in 2005 (see following discussion of real estate).

Interest expense for 2006 was $227,000 (net of $8,000 of interest income) compared to $212,000 (net of $12,000 of interest income) for 2005. Selling, general and administrative expenses were $169,000 for 2006 compared to $208,000 for 2005.

Real Estate

The real estate operating gain before interest expense was $216,000 in 2006 as compared to an operating loss before interest expense of $118,000 in 2005.

In February 2004, the Company received notice from Los Angeles County that the county intends to severely restrict grading permits and may require condition use permits for grading on the Company’s property. In addition, the County of Los Angeles announced its intention to restrict the building of residences on three of the Company’s six parcels of land because of new ridgeline building ordinances. Prior to the ordinance deadline, the Company received grandfathering status on three of its six parcels. Because the grandfathering clause is conditional, it is unclear whether or not the Company will be able to take advantage of this grandfathering status until the Company completes the permit process. The above regulations potentially require multi-year processing to reach the point that a parcel can be sold to a third party.

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the December 31, 2006 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

During 2006, the Company sold one parcel of land for $749,000 and recorded a gain of approximately $308,000. Proceeds from the sale were used to pay off secured debt, provide funds to complete improvements required by the sale, make payments on past due amounts related to the Chatham site, make partial payments related to the Omega site, pay past due property taxes, pay other creditors including Michael Frawley, President, and to provide operating cash.

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

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investments and working capital needs. During 2006, the Company borrowed $169,000. As of December 31, 2006, the total notes due were $2,138,000. The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2007. The Company has defaulted on substantially all of the notes under their terms. As of the date of this report, no action has been taken on the delinquent amounts.

Prior to 2005, the Company received funds from the family members as an advance on property that they intend to purchase. The specified property has not been identified and balances for the deposits for real estate were $374,000 at December 31, 2006 and 2005, respectively.

Management intends to raise additional capital by selling real estate. The limited resources available to the Company will be directed at selling real estate.

The following measurements indicate the trends in the Company's liquidity from continuing operations:

December 31,	2006	2005

Working capital (deficiency)	($4,565,000)	($4,734,000)
Current ratio	(.01 to 1)	(.01 to 1)

Item 7. Financial Statements and Supplementary Data

See the consolidated financial statements and the notes thereto which begin on page F1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and certain other information pertaining to the persons elected as directors.

			Year First
Name	Age	Principal Occupation	Became Director

Michael P. Frawley	53	Chairman of the Board and President of the Company Chief Executive Officer, Treasurer	1991

Dudley Callahan	26	Director and Secretary of the Company	2003

Sheila Callahan	24	Director and Secretary of the Company	2007

The Company’s Board of Directors has no committees. During 2006, the Board of Directors held four meetings in which all of the directors attended. Michael P. Frawley and Dudley Callahan and received no separate compensation for acting as directors.

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

On February 9, 2007, Mr. Michael Frawley and Sheila Callahan were elected by Written Consent from the Shareholders holding over 54% of the Common stock outstanding.

Biographical information for Executive officers and directors

Mr. Michael P. Frawley has been employed by the Company since 1972. He became Vice President of Advertising in 1986, Vice President of the Company in 1991 and Treasurer in 1996. He became President of the Company in 1998 after the passing of his father Patrick J. Frawley, Jr.

Mr. Dudley Callahan was appointed to the Board on May 14, 2003 and confirmed by a majority of the stockholders on June 4, 2003. He was appointed Secretary of the Company on June 4, 2003 after the resignation of Eileen Frawley Callahan. Dudley Callahan informed Michael Frawley of his intention to join the United States Air-force in the fall of 2006 and suggested that Mr. Frawley seek his replacement for the following year.

Michael Frawley appointed Sheila Callahan, Dudley Callahan’s sister, to the Board of Directors on February 9, 2007. On February 9, 2007, Michael Frawley and Sheila Callahan were confirmed as members of the board of Directors by written consent by the majority of the stockholders.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct, which applies to all of its directors, officers and employees. A copy of the Code of Ethics and Conduct may be obtained, without charge, upon written request addressed to the following address, c/o Chief Executive Officer, Frawley Corporation, 5737 Kanan Road PMB 188, Agoura Hills, CA 91301.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2006 (together the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation
Michael P. Frawley	2006	$-
Chief Executive Officer	2005	$1,080
	2004	$14,040

Option Grants in Last Fiscal Year

None of the Named Executive Officers received stock option grants in fiscal 2006.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

None of the Named Executive Officers exercised stock options in fiscal 2006.

Director Compensation

Our directors do not currently receive any compensation for service on the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

None.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2006, by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Percent of Beneficial Ownership (1)
Common Stock	Dr. P. Joseph Frawley (2) 436 N. Ontare St., Santa Barbara, California	161,401	13.2%

Common Stock	Michael P. Frawley 5737 Kanan Rd. PMB 188, Agoura Hills, California	133,683	10.9%

Common Stock	Mary Louise Frawley 16161 Ventura Blvd., #347, Encino, California	140,353	11.5%

Common Stock	Eileen Frawley Callahan 10910 Wellworth Ave., #102, Los Angeles, California	99,747	8.2%

Common Stock	Dudley Callahan 1824 E. Gardenia, Phoenix, Arizona	0	0%

Common Stock	Sheila Callahan 436 N. Ontare Rd. Santa Barbara California	0	0%

Common Stock	Joan Frawley Desmond 7106 44th Street, Chevy Chase, Maryland	105,976	8.7%

Common Stock	All Directors and Executive Offices as group (2 Persons)	133,683	10.9%

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

ITEM 12. Certain Relationships and Related Transactions

In 2006 and prior years, the Company has borrowed a total of $2,138,000 from its stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $215,000 and $224,000 during 2006 and 2005, respectively.

The Company has charged its stockholders for any employee time spent on non-corporate matters. The Company has received from the family members as reimbursement for payroll expenses $1,000 in 2005. These payments are accounted for as capital contributions in the Company’s financial statements.

PART IV

Item 13. Financial Statements, Exhibits and Reports on Form 8-K

(a) 1. List of Financial Statements:	Page Numbers
Independent Auditors' Report	F-1

Financial Statements for the Years
Ended December 31, 2006 and 2005

Consolidated Balance Sheets	F-2 – F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders' Deficit	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-11

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

3.2	Registrant's bylaws, as amended to date are incorporated herein by reference to Exhibit Item (3) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

21.1	List of Subsidiaries is incorporated herein by reference to Exhibit Item (10) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

31.1	Sarbanes-Oxley Act section 302 Certification

31.2	Exhibit 302.1

(b) Reports on Form 8-K:

During 2006, no 8K reports were filed.

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

Frawley Corporation (Registrant)

By:
Michael P. Frawley, CEO and Chairman of the Board

Date April 10, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:
Michael P. Frawley, CEO and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

April 10, 2007 (Date)

By:
Sheila Callahan, Vice President and Secretary

April 10, 2007 (Date)

LaRUE, CORRIGAN & McCORMICK LLP

Certified Public Accountants

5959 Topanga Canyon Boulevard, Suite 180
Woodland Hills, California 91367
Telephone 818-587-9300
Facsimile 818-347-0904
lcmcpa.com
	ROBERT LaRUE	818-587-9302	MIKE McCORMICK	818-587-9303
	KEN TEASDALE	818-587-9305	JACK CORRIGAN	818-587-9301

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Frawley Corporation
Agoura Hills, California

We have audited the accompanying consolidated balance sheets of Frawley Corporation and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The 2006 and 2005 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management's plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LaRue, Corrigan & McCormick LLP
Woodland Hills, California
March 24, 2007

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005

ASSETS
	2006	2005
CURRENT ASSETS

Cash (Note 1)	$7,000	$7,000
Prepaid expenses and other current assets	21,000	24,000

TOTAL CURRENT ASSETS	28,000	31,000

OTHER ASSETS

Real estate investments (Notes 1, 2, 3 and 5)	457,000	812,000
Investment in partnership	16,000	16,000

TOTAL OTHER ASSETS	473,000	828,000

TOTAL ASSETS	$501,000	$859,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005

	2006	2005
CURRENT LIABILITIES
Notes payable to related parties (Notes 3 and 5)	$2,138,000	$2,338,000
Interest payable to related parties	1,840,000	1,651,000
Deposits	374,000	374,000
Accounts payable and accrued expenses	164,000	287,000
Environmental reserve (Note 6)	77,000	115,000

TOTAL CURRENT LIABILITIES	4,593,000	4,765,000

LONG-TERM LIABILITIES
Environmental reserve(Note 6)	1,120,000	1,220,000

TOTAL LIABILITIES	5,713,000	5,985,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

STOCKHOLDERS’ DEFICIT
Preferred stock, $1.00 par value, 1,000,000
shares authorized, no shares issued	-	-
Common stock, $1.00 par value, 6,000,000
shares authorized, 1,414,212 shares
issued	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(23,074,000)	(22,988,000)

	(4,451,000)	(4,365,000)
Less common stock in treasury, 191,312
shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(5,212,000)	(5,126,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$501,000	$859,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES
Sale of real estate	$749,000	$-
Other income	2,000	5,000

TOTAL REVENUE	751,000	5,000

COSTS AND EXPENSES
Cost of real estate sold	441,000	-
Selling, general and administrative expenses	169,000	208,000
Interest expense, net of interest income (Notes 3 and 6)	227,000	212,000

TOTAL COSTS AND EXPENSES	837,000	420,000

NET LOSS	$(86,000)	$(415,000)

LOSS PER SHARE FROM CONTINUING OPERATIONS, COMMON	$(0.07)	$(0.34)

NET LOSS PER SHARE, COMMON	$(0.07)	$(0.34)

FULLY DILUTED	$(0.07)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,222,900	1,222,900

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Capital	Accumulated	Treasury
	Shares	Amount	Surplus	Deficit	Stock	Total

December 31, 2004	1,414,000	$1,414,000	$17,208,000	$(22,573,000)	$(761,000)	$(4,712,000)

Capital contributions	-	-	1,000	-	-	1,000

Net loss, 2005	-	-	-	(415,000)	-	(415,000)

December 31, 2005	1,414,000	1,414,000	17,209,000	(22,988,000)	(761,000)	(5,126,000)

Net loss, 2006	-	-	-	(86,000)	-	(86,000)

December 31, 2006	1,414,000	$1,414,000	$17,209,000	$(23,074,000)	$(761,000)	$(5,212,000)

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,000)	$(415,000)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,000	6,000
Real estate investments	441,000	-
Accounts payable and accrued liabilities	(123,000)	4,000
Interest payable	189,000	224,000
Environmental reserve	(138,000)	(12,000)

TOTAL ADJUSTMENTS	372,000	222,000

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	286,000	(193,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate	(86,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	1,000
Short-term debt borrowings from related party	169,000	195,000
Repayment of borrowings	(369,000)	-

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(200,000)	196,000

NET CHANGE IN CASH	-	3,000

CASH, BEGINNING OF YEAR	7,000	4,000

CASH, END OF YEAR	$7,000	$7,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include Frawley Corporation (the “Company”) and its subsidiaries: Schick Shadel Hospital, Inc. and Sun Sail Development Company (Sun Sail). In addition, Sun Sail is the sole member of Sunny Hill L.L.C. (Sunny Hill), which was formed in 2003. Sunny Hill did not have any transactions for 2005 and 2006. All significant intercompany profits, transactions and balances have been eliminated.

Net Income/Loss per Common Share - Net income/loss per common share is computed by dividing net income/loss by the weighted average number of common shares outstanding during the year.

Income Taxes - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993. Accordingly, the Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

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

Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments (cash, other assets, and accounts payable and accrued expenses) approximate fair value because of the short maturity of these items. The carrying amount of the notes payable to stockholders approximate fair value based on current rates for similar debt of the same remaining maturity.

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Impairment of Long-Lived Assets - The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There was no impairment charge recognized during the years ended December 31, 2006 and 2005.

Sales of Real Estate - The Company recognizes gains/losses from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. If the criteria are not met, the Company defers the revenue and recognizes it when the criteria are met or using the installment or cost recovery methods as appropriate under the circumstances.

2. OPERATING RESULTS AND MANAGEMENT PLANS

The Company's net loss for 2006 was $86,000 as compared to net loss for 2005 of $415,000. Working capital continues to be negative.

Management’s plans for 2007 will include the continued efforts to sell its real estate holdings and minimize additional investments that require borrowing.

The Company's real estate investment consists of approximately 36 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate.

During the year ended December 31, 2006, the Company sold one parcel of land to a non-related third party for $749,000 and recorded a gain of approximately $308,000. Proceeds from the sale were used to pay off secured debt, including accrued interest, provide funds to complete improvements required by the sale, make payments on past due amounts related to the Chatham site, make partial payments related to the Omega site, pay past due property taxes, pay other creditors and to provide operating cash.

3. RELATED PARTY TRANSACTIONS

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investment and working capital needs. During 2006, the Company borrowed an additional $169,000 from the related parties. As of December 31, 2006 and 2005, the balances due were $2,138,000 and $2,338,000, respectively (see Note 5). The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2007. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company received approximately $1,000 during 2005 from family members to help meet payroll requirements. The funds do not have to be repaid and are accounted for as capital contributions in accordance with AICPA Technical Practice Aids Paragraph No. 4160, “Contributed Capital,” and SEC Staff Accounting Bulletin, Release No. 79, “Accounting for Transactions Undertaken by a Company’s Principal Stockholder(s) for the Benefit of the Company.”

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2006	2005
Cash paid during the year for:
Income taxes	$6,000	$5,000
Interest	$24,000	$-

5. DEBT

Short-term debt consists of $2,138,000 of notes payable to stockholders and other related parties (see Note 3), which were due on various dates from 2001 through 2007, bear interest at 10% per annum, and are secured by the real estate investments of the Company. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

Long-term debt consists of the environmental reserve amount of $1,120,000 (see Note 6).

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

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

As a result, the Company has increased their recorded liability to reflect their share of the changes. In January of 1998, the final remediation plan was approved by the State and in January of 1999, the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of December 31, 2006, the Company had paid over $1,040,000, which includes the assignment of a $250,000 note receivable with recourse, into the PRP group. In addition, the Company carried accrued short-term and long-term liabilities of $77,000 and $1,120,000, respectively.

During the past several years, the Company has requested a Hardship Withdrawal Settlement with the PRP Group due to the Company’s financial condition. The PRP group has continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was a payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered in a settlement agreement with the Chatham Site PRP Group Trust for a $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2006, the PRP Group received a principal payment related to the assigned note of $50,000 and interest accrued of $8,000, compared to a $50,000 principal payment and $12,000 of accrued interest in 2005. In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004 and December 31, 2005. The Company did not make the scheduled payment on December 31, 2006. The Company owes penalties on late payments totaling approximately $20,000 calculated at 10% of the face value of the note payments for the years 2004, 2005 and 2006. These penalties are recognized in interest expense for the year ended December 31, 2006 and the liability is accrued as a portion of the current environmental reserve.

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

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In June 2004 the Corporation received a new environmental claim against its former Harley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004. During 2006, the Company agreed to pay the liability in installment payments through January 2007 and has made payments of approximately $52,000 during 2006.

7. INCOME TAXES

The Company does not carry a provision for income taxes due to tax losses in 2006 and 2005, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2006 and 2005 consist of the following:

	2006	2005
Net operating loss carryforwards	$4,714,000	$4,913,000
Gain on sale of real estate	(105,000)	-
Bad debt/land reserves	211,000	247,000
Toxic waste accrual	407,000	454,000
Other reserves	630,000	565,000
	5,857,000	6,179,000
Less valuation allowance	(5,857,000)	(6,179,000)
	$-	$-

The Company has net operating loss carryforwards aggregating approximately $13,866,000 for federal income tax purposes, which expire in various years through 2021.