Form 10-Q
period 2007-03-31
FRAWLEY CORP
filed 2007-05-15
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 1-6436

 FRAWLEY CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-2639686
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMP I.D. NO)

5737 Kanan Rd. PMB # 188, Agoura Hills, California	91301
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(818)735-6640
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

_____________________________________________________________
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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.:

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,905
(Class)	Outstanding at March 31, 2007

Total Number of Pages 13

FRAWLEY CORPORATION AND SUBSIDIARIES

INDEX

PAGE NO.
PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets March 31, 2007 and December 31, 2006	3

Consolidated Statements of Operations Three Months ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows Three Months Ended March 31, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	7

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	8-9

Item 5: Other Information	9

Item 6: Exhibits and Reports on Form 8-K	9

SIGNATURES	10

ITEM I: FINANCIAL STATEMENTS
FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$18,000	$7,000
Accounts receivable, net	4,000	4,000
Prepaid expenses and other current assets	1,000	17,000

TOTAL CURRENT ASSETS	23,000	28,000

Real estate investments, net	457,000	457,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$496,000	$501,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable to stockholders	$2,216,000	$2,138,000
Accounts payable and accrued expenses	139,000	164,000
Environmental reserve	77,000	77,000
Interest payable to related parties	1,892,000	1,840,000
Deposits	378,000	374,000

TOTAL CURRENT LIABILITIES	4,702,000	4,593,000

LONG TERM LIABILITIES

Environmental reserve	1,120,000	1,120,000

TOTAL LIABILITIES	5,822,000	5,713,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share;
Authorized, 6,000,000 shares, issued
1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(23,188,000)	(23,074,000)

	(4,565,000)	(4,451,000)
Less common stock in treasury,
191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(5,326,000)	(5,212,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$496,000	$501,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended MARCH 31,
	2007	2006

REVENUES:
Sale of real estate	$-	$749,000

COSTS AND EXPENSES:
Cost of real estate sold	-	441,000
Selling, general and administrative
expenses	62,000	40,000
Interest expense	52,000	59,000

TOTAL COSTS AND EXPENSES	114,000	540,000

NET (LOSS)/INCOME	$(114,000)	$209,000

NET (LOSS)/INCOME PER SHARE, COMMON	$(0.09)	$0.17

FULLY DILUTED	$(0.09)	$0.17

Weighted average number of
Common shares outstanding	1,222,900	1,222,900

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(114,000)	$209,000

Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:

Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	-	(4,000)
Prepaid expenses and other current assets	16,000	23,000
Real estate investments	-	441,000
Accounts payable and accrued liabilities	31,000	(95,000)
Environmental reserve	-	(150,000)

TOTAL ADJUSTMENTS	47,000	215,000

NET CASH (USED IN)/PROVIDED BY OPERATING
ACTIVITIES	(67,000)	424,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate	-	(86,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(86,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related party	78,000	86,000
Repayment of borrowings	-	(369,000)
NET CASH PROVIDED BY/(USED IN) FINANCING
ACTIVITIES	78,000	(283,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,000	55,000

CASH, BEGINNING OF PERIOD	7,000	7,000

CASH, END OF PERIOD	$18,000	$62,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2007, and the results of operations and changes in cash flows for the three months then ended.

NOTE 2:	The results of operations for the three months ended March 31, 2007 as compared to the results of 2006 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

The real estate operating loss during the quarter ended March 31, 2007 was approximately $88,000 as compared to a gain of $231,000 for the same period in 2006. However, real estate losses will continue as the Company incurs carrying cost and improvements required to sell the remaining properties.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of March 31, 2007, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the March 31, 2007 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

The Company continues to incur legal expenses and has an obligation in 2007 to contribute to the Chatham Brothers toxic waste cleanup lawsuit, as well as an obligation in 2007 for the Omega Chemical Superfund Site. At this time, the Company is unsure if it will have the funds to satisfy these obligations when they become due.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP’s consent decree was approved by the Court. As of March 31, 2007 the Company had paid into the PRP Group approximately $1,040,000, which includes the assignment of a $250,000 note receivable with recourse. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $77,000 and $1,120,000 respectively, to cover future costs under the remediation plan.

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

On July 16, 2004, the Company entered in a settlement agreement with the Chatham Site PRP Group Trust for a $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2006, the PRP Group received a principal payment related to the assigned note of $50,000 and interest accrued of $8,000, compared to a $50,000 principal payment and $12,000 of accrued interest in 2005. In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004 and December 31, 2005. The Company did not make the scheduled payment on December 31, 2006. The Company owes penalties on late payments totaling approximately $20,000 calculated at 10% of the face value of the note payments for the years 2004, 2005 and 2006. These penalties are recognized in interest expense and the liability is accrued as a portion of the current environmental reserve.

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

In June 2004 the Corporation received a new environmental claim against its former Harley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004. During 2006, the Company agreed to pay the liability in installment payments through October 2007. The Company made payments of approximately $52,000 during 2006 and $12,000 during the first quarter of 2007.

ITEM 5:	Other Information

Related Party Transactions

During the first quarter ended March 31, 2007 the Company borrowed approximately $78,000 from the Frawley Family Trust. These loans are secured by Deeds of trust on the Company’s real estate property.

ITEM 6:	Exhibits and Reports on Form 8-K

Exhibit 31.1 - Sarbanes-Oxley Act Section 302 Certification

Exhibit 32.1 - Certification of CEO and CFO

No reports on Form 8-K were filed during the quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)

Date: May 14, 2007	By:	/s/ Michael P. Frawley
MICHAEL P. FRAWLEY, President
(Authorized Officer and
Chief Financial Officer)