Form 10-Q
period 2007-09-30
FRAWLEY CORP
filed 2007-11-08
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to  ____________________

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,900
(Class)	Outstanding at September 30, 2007

Total Number of Pages 14

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS
FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,000	$8,000
Accounts receivable, net	4,000	4,000
Prepaid expenses and other current assets	-	17,000

TOTAL CURRENT ASSETS	8,000	28,000

Real estate investments, net	457,000	457,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$481,000	$501,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable to stockholders	$2,309,000	$2,138,000
Accounts payable and accrued expenses	123,000	164,000
Environmental reserve	77,000	77,000
Interest payable to related parties	2,003,000	1,840,000
Deposits	385,000	374,000

TOTAL CURRENT LIABILITIES	4,897,000	4,593,000

LONG TERM LIABILITIES

Environmental reserve	1,120,000	1,120,000

TOTAL LIABILITIES	6,017,000	5,713,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share;
Authorized, 6,000,000 shares, issued
1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(23,398,000)	(23,074,000)

	(4,775,000)	(4,451,000)
Less common stock in treasury,
191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(5,536,000)	(5,212,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$481,000	$501,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended SEPTEMBER 30,
	2007	2006

REVENUES:
Other income	$-	$-

COSTS AND EXPENSES:
Selling, general and administrative
expenses	40,000	40,000
Interest expense	56,000	51,000

TOTAL COSTS AND EXPENSES	96,000	91,000

NET LOSS	$(96,000)	$(91,000)

NET LOSS PER SHARE, COMMON	$(0.08)	$(0.07)

FULLY DILUTED	$(0.08)	$(0.07)

Weighted average number of
Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended SEPTEMBER 30,
	2007	2006

REVENUES:
Other income	$2,000	$751,000

COSTS AND EXPENSES:
Cost of real estate sold	-	355,000
Selling, general and administrative
expenses	163,000	205,000
Interest expense	163,000	163,000

TOTAL COSTS AND EXPENSES	326,000	723,000

NET (LOSS)/INCOME	$(324,000)	$28,000

NET (LOSS)/INCOME PER SHARE, COMMON	$(0.26)	$0.02

FULLY DILUTED	$(0.26)	$0.02

Weighted average number of
Common shares outstanding	1,222,905	1,222,905

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	SEPTEMBER 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(324,000)	$28,000

Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:

Changes in operating assets and liabilities:
Short and long-term accounts receivable, net	-	(4,000)
Prepaid expenses and other current assets	17,000	24,000
Accounts payable and accrued liabilities	133,000	(4,000)
Real estate investments	-	355,000

TOTAL ADJUSTMENTS	150,000	371,000

NET CASH (USED IN)/PROVIDED BY OPERATING
ACTIVITIES	(174,000)	399,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related party	171,000	115,000
Repayment of environmental reserve	-	(150,000)
Repayment of borrowings	-	(369,000)

NET CASH PROVIDED BY/(USED IN) FINANCING
ACTIVITIES	171,000	(404,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,000)	(5,000)

CASH, BEGINNING OF PERIOD	7,000	7,000

CASH, END OF PERIOD	$4,000	$2,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2007, and the results of operations and changes in cash flows for the nine months then ended.

NOTE 2:	The results of operations for the nine months ended September 30, 2007 as compared to the results of 2006 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended September 30, 2007, the real estate operating loss was $80,000 compared to a loss in 2006 of $70,000. During the first nine months of this year, real estate losses were $259,000 as compared to a gain of $93,000 for the same period in 2006. However, real estate losses will continue as the Company incurs carrying costs and improvements required to sell the remaining properties.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of September 30, 2007, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the September 30, 2007 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP’s consent decree was approved by the Court. As of September 30, 2007, the Company had paid into the PRP Group approximately $1,040,000, which includes the assignment of a $250,000 note receivable with recourse. In addition, the Company has accrued short-term and long-term undiscounted liabilities of $77,000 and $1,120,000 respectively, to cover future costs under the remediation plan.

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

On July 16, 2004, the Company entered in a settlement agreement with the Chatham Site PRP Group Trust for a $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company will not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 are paid in full. In 2006, the PRP Group received a principal payment related to the assigned note of $50,000 and interest accrued of $8,000, compared to a $50,000 principal payment and $12,000 of accrued interest in 2005. After the closing of the quarter ended September 30, 2007, the PRP reported receipt of the final payment of $50,000 in principal and $4,000 in interest, due from the assigned note.

In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004 and December 31, 2005. The Company did not make the scheduled payment on December 31, 2006. The Company owes penalties on late payments totaling approximately $20,000 calculated at 10% of the face value of the note payments for the years 2004, 2005 and 2006. These penalties are recognized in interest expense and the liability is accrued as a portion of the current environmental reserve. At this time, the Company is unable to pay the remaining balance currently owed on the settlement note in the amount of approximately $110,000. The PRP group has been unwilling to extend the note. The Company is attempting to raise the cash through either loans or a property sale.

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

In June 2004 the Corporation received a new environmental claim against its former Harley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company has recorded the liability in the year ended December 31, 2004. During 2006, the Company agreed to pay the liability in installment payments through October 2007. The Company made payments of approximately $52,000 during 2006 and $12,000 during the first and second quarters of 2007, respectively. The Company was unable to make the payment due on July 11, 2007. The Company requested a payment extension, which the EPA reviewed and granted an extension of 18 months to pay the balance plus interest accrued by March 2009.

ITEM 5: Other Information

Related Party Transactions

During the third quarter ended September 30, 2007, the Company borrowed approximately $39,000 from the Frawley Family Trust. These loans are secured by Deeds of trust on the Company’s real estate property.

ITEM 6: Exhibits and Reports on Form 8-K

Exhibit 31.1 - Sarbanes-Oxley Act Section 302 Certification
Exhibit 32.1 - Certification of CEO and CFO

No reports on Form 8-K were filed during the quarter ended September 30, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)

Date: November 9, 2007	By:	/s/ Michael P. Frawley
MICHAEL P. FRAWLEY, President
(Authorized Officer and Chief Financial Officer)