Form 10KSB
period 2007-12-31
FRAWLEY CORP
filed 2008-06-17
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Company’s stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of May 10, 2008.

Number of shares of Common Stock outstanding as of May 10, 2008: 1,222,900 shares.

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

Real Estate
The Company's real estate consists of approximately 36 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $457,000 as of the end of 2007, and are subject to mortgage debt held by various stockholders, including the Chief Executive Officer and related family members, aggregating approximately $2,547,000. The Company continues to invest resources in real estate and it will continue its efforts to sell the land. (See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

Item 3. Legal Proceedings

The Company was named as a defendant in the Chatham Brothers Toxic Waste Cleanup Lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California – Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involved the Harley Pen Company, which was previously owned by the Company.

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

As of December 31, 2006 the Company had paid into the PRP Group over $1,040,000, which included the assignment of a $250,000 note receivable with recourse. In addition, the Company had accrued short-term and long-term undiscounted liabilities of $77,000 and $1,120,000 respectively, to cover future costs under the remediation plan.

During the past several years, the Company had requested a Hardship Withdrawal Settlement with the PRP group due to the Company’s financial condition. The PRP group had continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was for payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered into a settlement agreement note in the amount of $240,000 to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company would not be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 were paid in full. During 2007 the PRP Group received the final payment due under the assigned note receivable.

In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due. The Company was unable to make the December 31, 2006 $50,000 payment. As a result of the late payments, the Company owed penalties totaling approximately $20,000 for the years 2004, 2005 and 2006. These late payment penalties and the 2006 and 2007 principal payments totaling approximately $110,000 were due and payable by December 31, 2007.

In December 2007, the Company paid to the PRP Group $112,000 to cover the payment of $50,000 that was due December 31, 2006, and $40,000 due December 31, 2007 plus additional penalties and interest totaling $22,000 on the settlement note. The Company received acknowledgement from the PRP group that the note has been paid in full. As a result of this payment and pursuant to the settlement agreement, the Company is not responsible for any additional liability related to this site, other than any new claims from third parties. Therefore, the Company removed the remaining liability from its books as of December 31, 2007 and recognized a gain on the extinguishment of this debt in the amount of $1,107,000.

Pursuant to the settlement agreement, the PRP Group did not indemnify Frawley Corporation for any third party lawsuit related to the Cleanup Site that was not considered in the remediation action plan approved in 1999.

In June 2004, the Corporation received a new environmental claim against its former Harley Pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company recorded the liability in the year ended December 31, 2004. In December 2005, the Company received a demand for payment from the EPA and negotiated a payment plan which required the total liability, plus interest to be paid in full by January 2007. During 2006, the Company made payments of approximately $52,000, leaving a balance of approximately $47,000 due in January 2007. The Company was unable to make the January 2007 payment. The Company reached a new agreement with the EPA, and made its first payment under the new agreement on January 11, 2007. The remaining payments were due in April, July and October 2007. The Company was unable to make the payment due in July 2007. The Company requested a payment extension. The EPA reviewed the request and extended the term 18 months to pay the balance plus interest accrued on March 2009.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholders Matters

The Company's stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

The approximate number of holders of record for Frawley Corporation's Common Stock as of December 31, 2007 was 505.

No dividends have been paid in the periods shown above.

Item 6. Selected Financial Statement Data

Recent Accounting Pronouncements

See Recent Accounting Pronouncement section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Summary

The net income was $577,000 in 2007 as compared to a net loss of $86,000 in 2006 (see following discussion of real estate). This was as a result of the Company’s ability to complete the terms of the settlement agreement related to the environmental reserve. The Company recorded income from extinguishment of debt in the amount of $1,107,000 in 2007 (see Legal Proceedings). However, the Company’s operating cash flow is still negative.

Interest expense for 2007 was $254,000 compared to $227,000 (net of $8,000 of interest income) for 2006. Selling, general and administrative expenses were $278,000 for 2007 compared to $169,000 for 2006.

Real Estate

The real estate operating loss before interest expense was $188,000 in 2007 as compared to $216,000 in 2006.

In February 2004, the Company received notice from Los Angeles County that the county intends to severely restrict grading permits and may require conditional use permits for grading on the Company’s property. In addition, the County of Los Angeles announced its intention to restrict the building of residences on three of the Company’s six parcels of land because of new ridgeline building ordinances. Prior to the ordinance deadline, the Company received grandfathering status on three of its six parcels. Because the grandfathering clause is conditional, it is unclear whether or not the Company will be able to take advantage of this grandfathering status until the Company completes the permit process. The above regulations potentially require multi-year processing to reach the point that a parcel can be sold to a third party.

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the December 31, 2007 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

The Company has borrowed additional funds from Frawley family members as needed, to meet real estate investments and working capital needs. During 2007, the Company borrowed $249,000 from related parties compared to $169,000 during 2006. Also, the Company borrowed $160,000 from an unrelated third party which were used to pay the Chatham Site PRP group, operating expenses and to meet the terms of the loan. As of December 31, 2007, the total notes due were $2,547,000. The related party notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2007. The Company has defaulted on substantially all of the related party notes under their terms. As of the date of this report, no action has been taken on the delinquent amounts.

Prior to 2005, the Company received funds from the family members as an advance on property that they intend to purchase. The specified property has not been identified and balances for the deposits for real estate were $374,000 at December 31, 2007 and 2006, respectively.

Management intends to raise additional capital by selling real estate. The limited resources available to the Company will be directed at selling real estate.

The following measurements indicate the trends in the Company's liquidity from continuing operations:

December 31,	2007	2006

Working capital (deficiency)	$(4,948,000)	$(4,565,000)
Current ratio	(.01 to 1)	(.01 to 1)

Item 8. Financial Statements and Supplementary Data

See the consolidated financial statements and the notes thereto which begin on page F1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and certain other information pertaining to the persons elected as directors.

Name	Age	Principal Occupation	Year First Became Director

Michael P. Frawley	54	Chairman of the Board and President of the Company	1991
		Chief Executive Officer, Treasurer
Sheila Callahan of the Company	25	Director and Secretary	2007

The Company’s Board of Directors has no committees. During 2007, the Board of Directors held four meetings in which all of the directors attended. Michael P. Frawley and Sheila Callahan received no separate compensation for acting as directors.

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

Michael Frawley appointed Sheila Callahan to the Board of Directors on February 9, 2007. On February 9, 2007, Michael Frawley and Sheila Callahan were confirmed as members of the board of Directors by written consent by the majority of the stockholders.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct, which applies to all of its directors, officers and employees. A copy of the Code of Ethics and Conduct may be obtained, without charge, upon written request addressed to the following address, c/o Chief Executive Officer, Frawley Corporation, 5737 Kanan Road PMB 188, Agoura Hills, CA 91301.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2007 (together the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation
Michael P. Frawley	2007	$-
Chief Executive Officer	2006	$-
	2005	$1,080

Option Grants in Last Fiscal Year

None of the Named Executive Officers received stock option grants in fiscal 2007.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

None of the Named Executive Officers exercised stock options in fiscal 2007.

Director Compensation

Our directors do not currently receive any compensation for service on the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2007, by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Percent of Beneficial Ownership (1)
Common Stock	Dr. P. Joseph Frawley (2) 436 N. Ontare St. Santa Barbara, California	161,401	13.2%

Common Stock	Michael P. Frawley 5737 Kanan Rd. PMB 188 Agoura Hills, California	133,683	10.9%

Common Stock	Mary Louise Frawley 16161 Ventura Blvd., #347 Encino, California	140,353	11.5%

Common Stock	Eileen Frawley Callahan 10910 Wellworth Ave., #102 Los Angeles, California	99,747	8.2%

Common Stock	Dudley Callahan 1824 E. Gardenia Phoenix, Arizona	0	0%

Common Stock	Sheila Callahan 436 N. Ontare Rd. Santa Barbara California	0	0%

Common Stock	Joan Frawley Desmond 7106 44th Street Chevy Chase, Maryland	105,976	8.7%

Common Stock	All Directors and Executive Offices as group (2 Persons)	133,683	10.9%

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

Item 13. Certain Relationships and Related Transactions

In 2007 and prior years, the Company has borrowed a total of $2,387,000 from its stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $210,000 and $215,000 during 2007 and 2006, respectively.

PART IV

Item 14. Financial Statements, Exhibits and Reports on Form 8-K

(a)	1.	List of Financial Statements:	Page Numbers

		Independent Auditors' Report	F1

		Financial Statements for the Years Ended December 31, 2006 and 2007 Consolidated Balance Sheets	F2-F3

		Consolidated Statements of Operations	F4

		Consolidated Statement of Stockholders' Deficit	F5

		Consolidated Statements of Cash Flows	F6

		Notes to Consolidated Financial Statements	F7-F11

2.	List of Exhibits:

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

During 2007, no 8K reports were filed.

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

Item 15. Controls and Procedures

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

Frawley Corporation
(Registrant)

By:
Michael P. Frawley, CEO and Chairman of the Board

Date	June 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:
Michael P. Frawley, CEO and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)

June 13, 2008
(Date)

By:
Sheila Callahan, Vice President and Secretary

June 13, 2008
(Date)

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Frawley Corporation
Agoura Hills, California

We have audited the accompanying consolidated balance sheets of Frawley Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The 2007 and 2006 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, difficulties in generating sufficient cash flow to meet its obligations and negative working capital raise substantial doubt about its ability to continue as a going concern. The Company has relied upon financing from related parties and sales of assets to continue its operations and is seeking sources of long-term financing as it reorganizes its business. Management's plans concerning these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Woodland Hills, California
May 30, 2008

- F1 -

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

ASSETS

	2007	2006
Current assets:
Cash (Note 1)	$14,000	$7,000
Prepaid expenses and other current assets	22,000	21,000

Total current assets	36,000	28,000

Real estate investments (Notes 1, 2, 3 and 5)	457,000	457,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$509,000	$501,000

See independent auditors’ report and notes to consolidated financial statements.

- F2 -

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2007	2006
Current liabilities:
Notes payable to related parties (Notes 3 and 5)	$2,387,000	$2,138,000
Interest payable to related parties	2,050,000	1,840,000
Deposits	374,000	374,000
Accounts payable and accrued expenses	173,000	164,000
Environmental reserve (Note 6)	-	77,000

Total current liabilities	4,984,000	4,593,000

Long term liabilities:
Long term note payable (Note 5)	160,000	-
Environmental reserve(Note 6)	-	1,120,000
Total long term liabilities	160,000	1,120,000

Total liabilities	5,144,000	5,713,000

Commitments and contingencies (Notes 5 and 6)

Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $1.00 par value, 6,000,000shares authorized, 1,414,212 shares issued	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(22,497,000)	(23,074,000)

	(3,874,000)	(4,451,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

Total stockholders’ deficit	(4,635,000)	(5,212,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$509,000	$501,000

See independent auditors’ report and notes to consolidated financial statements.

- F3 -

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES
Sale of real estate	$-		$749,000
Other income	2,000		2,000

TOTAL REVENUE	2,000		751,000

COSTS AND EXPENSES
Cost of real estate sold	-		441,000
Selling, general and administrative expenses	278,000		169,000
Interest expense, net of interest income (Notes 3 and 6)	254,000		227,000

TOTAL COSTS AND EXPENSES	532,000		837,000

OPERATING LOSS	(530,000)		-

Gain on extinguishment of debt (Note 6)	1,107,000		(86,000)

NET INCOME /(LOSS)	$577,000	$	(86,000)

NET INCOME/(LOSS) PER SHARE, COMMON	$0.47		$(0.07)

FULLY DILUTED	$0.47		$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,222,900		1,222,900

See independent auditors’ report and notes to consolidated financial statements.

- F4 -

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Capital	Accumulated	Treasury
	Shares	Amount	Surplus	Deficit	Stock	Total

December 31, 2005	1,414,212	$1,414,000	$17,209,000	$(22,988,000)	$(761,000)	$(5,126,000)

Net loss, 2006	-	-	-	(86,000)	-	(86,000)

December 31, 2006	1,414,212	1,414,000	17,209,000	(23,074,000)	(761,000)	(5,212,000)

Net income, 2007	-	-	-	577,000	-	577,000

December 31, 2007	1,414,212	$1,414,000	$17,209,000	$(22,497,000)	$(761,000)	$(4,635,000)

See independent auditors’ report and notes to consolidated financial statements.

- F5 -

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$577,000	$(86,000)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Environmental reserve	(1,107,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,000)	3,000
Real estate investments	-	441,000
Accounts payable and accrued liabilities	9,000	(123,000)
Interest payable	210,000	189,000
Environmental reserve	(90,000)	(138,000)

TOTAL ADJUSTMENTS	(979,000)	372,000

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(402,000)	286,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to real estate	-	(86,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	160,000	-
Short-term debt borrowings from related party	249,000	169,000
Repayment of borrowings	-	(369,000)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	409,000	(200,000)

NET CHANGE IN CASH	7,000	-

CASH, BEGINNING OF YEAR	7,000	7,000

CASH, END OF YEAR	$14,000	$7,000

See independent auditors’ report and notes to consolidated financial statements.

- F6 -

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments (cash, other assets, and accounts payable and accrued expenses) approximate fair value because of the short maturity of these items. The carrying amount of the notes payable approximate fair value based on current rates for similar debt of the same remaining maturity.

Impairment of Long-Lived Assets– The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There was no impairment charge recognized during the years ended December 31, 2007 and 2006.

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

- F7 -

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Recent Accounting Pronouncements – In July 2006, the FASB issued FASB Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

2. OPERATING RESULTS AND MANAGEMENT PLANS

The Company's net income for 2007 was $577,000 as compared to net loss for 2006 of $86,000. Working capital continues to be negative.

Management’s plans for 2008 will include the continued efforts to sell its real estate holdings and minimize additional investments that require borrowing.

The Company's real estate investment consists of approximately 36 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The Company is continuing to pursue various options with respect to selling a significant portion of its real estate.

During the year ended December 31, 2006, the Company sold one parcel of land to an unrelated third party for $749,000 and recorded a gain of approximately $308,000. Proceeds from the sale were used to pay off secured debt, including accrued interest, provide funds to complete improvements required by the sale, make payments on past due amounts related to the Chatham site, make partial payments related to the Omega site, pay past due property taxes, pay other creditors and to provide operating cash. The Company did not sell any parcels of land during the year ended December 31, 2007.

3. RELATED PARTY TRANSACTIONS

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investment and working capital needs. During 2007 and 2006, the Company borrowed an additional $249,000 and $169,000, respectively, from the related parties. As of December 31, 2007 and 2006, the balances due were $2,387,000 and $2,138,000, respectively (see Note 5). The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2008. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

- F8 -

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006
Cash paid during the year for:
Income taxes	$4,000	$6,000
Interest	$22,000	$24,000

5. DEBT

Short-term debt at December 31, 2007 consists of  $2,387,000 of notes payable to stockholders and other related parties (see Note 3), which were due on various dates from 2001 through 2008, bear interest at 10% per annum, and are secured by the real estate investments of the Company. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

Long-term debt at December 31, 2007 consists of a  $160,000 note payable to an unrelated party, in which the entire principle is due on December 31, 2009, bears interest at 14% per annum, and is secured by one parcel of land. The note requires monthly payments of interest only.

Long-term debt at December 31, 2006 consisted of the environmental reserve amount of $1,120,000 (see Note 6).

6. LITIGATION

The Company was named as a defendant in the Chatham Brothers toxic waste cleanup lawsuit. In February 1991, the Company was identified as one of many "Potentially Responsible Parties" (PRPs) in the Chatham Brothers toxic waste cleanup site case, filed by the State of California Environmental Protection Agency, Department of Toxic Substances Control (DTSC) and involving the Hartley Pen Company previously owned by the Company.

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company had increased their recorded liability to reflect their share of the changes. In January of 1998, the final remediation plan was approved by the State and in January of 1999, the PRP’s consented to it, as well as the allocation of costs, and the consent decree was approved by the Court. As of December 31, 2006, the Company had paid over $1,040,000, which included the assignment of a $250,000 note receivable with recourse, into the PRP group. In addition, the Company carried accrued short-term and long-term liabilities of $77,000 and $1,120,000, respectively.

- F9 -

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

During the past several years, the Company had requested a Hardship Withdrawal Settlement with the PRP Group due to the Company’s financial condition. The PRP group had continually denied the Company’s request. In December 2003, the Company again formally requested a Hardship Withdrawal Settlement with the PRP Group. The Company’s proposal was a payment of $240,000 over four years in exchange for complete release from all further legal and financial responsibility related to the environmental liability. On July 16, 2004, the Company entered into a settlement agreement with the Chatham Site PRP Group Trust for a $240,000 payment to be paid as follows: $100,000 on December 31, 2004, $50,000 on December 31, 2005, $50,000 on December 31, 2006 and $40,000 on December 31, 2007. The Company was not going to be fully released from the environmental liability until the settlement agreement note of $240,000 and the assigned note in the amount of $250,000 were paid in full. During 2007, the assigned note was paid in full. In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004 and December 31, 2005. The Company did not make the scheduled payment on December 31, 2006. As of December 31, 2006, the Company owed late payment penalties totaling approximately $20,000 for the years 2004, 2005 and 2006. These penalties were recognized as interest expense for the year ended December 31, 2006 and the liability was accrued as a portion of the environmental reserve included in current liabilities.

In December 2007, the Company made a final payment in the amount of  $112,000, of which  $90,000 represented payment towards the accrued liability and  $22,000 represented payment of additional interest for late payments. As a result of this payment and pursuant to the settlement agreement, the Company is not responsible for any additional liability related to this site, other than any new claims. Therefore, the Company removed the remaining liability from its books as of December 31, 2007 and recognized a gain on the extinguishment of this debt in the amount of  $1,107,000.

Complying with the terms of the note relieves Frawley Corporation from any liability related to the Chatham Site action approved by the State of California in 1999. However, the PRP Group did not indemnify Frawley Corporation for any third party lawsuits related to the Chatham site clean up or for any new claims by the State of California involving the Chatham site that are not considered in the remediation action plan approved in 1999.

In June 2004 the Corporation received a new environmental claim against its former Harley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. During 2006, the Company agreed to pay the liability in installment payments through January 2007 and has made payments of approximately $52,000 during 2006 and of approximately  $26,000 during 2007. In September 2007, the Company was granted a postponement of the additional payments due until March 2009. The balance of approximately $21,000 is included in current liabilities.

7. INCOME TAXES

The Company does not carry a provision for income taxes due to tax losses in 2007 and 2006, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

- F10 -

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2007 and 2006 consist of the following:

	2007	2006
Net operating loss carryforwards	$3,121,000	$4,714,000
Gain on sale of real estate	-	(105,000)
Bad debt/land reserves	211,000	211,000
Toxic waste accrual	-	407,000
Other reserves	701,000	630,000
	4,033,000	5,857,000
Less valuation allowance	(4,033,000)	(5,857,000)
	$-	$-

The Company has net operating loss carryforwards aggregating approximately $9,179,000 for federal income tax purposes, which expire in various years through 2022.

- F11 -