Form 10KSB/A
period 2007-12-31
FRAWLEY CORP
filed 2008-11-12
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
FORM 10-KSB/A

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

The following measurements indicate the trends in the Company's liquidity from continuing operations:

December 31,	2007	2006

Working capital (deficiency)	($4,948,000)	($4,565,000)
Current ratio	(.01 to 1)	(.01 to 1)

Item 8. Financial Statements and Supplementary Data

See the consolidated financial statements and the notes thereto which begin on page F1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and certain other information pertaining to the persons elected as directors.

			Year First
Name	Age	Principal Occupation	Became Director

Michael P. Frawley	54	Chairman of the Board and	1991
		President of the Company
		Chief Executive Officer, Treasurer

Sheila Callahan	25	Director and Secretary	2007
		of the Company

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

PART IV

Item 14. Financial Statements, Exhibits and Reports on Form 8-K

(a)	1.	List of Financial Statements:	Page Numbers

		Independent Auditors' Report	F1

Financial Statements for the Years Ended December 31, 2006 and 2007

		Consolidated Balance Sheets	F2-F3

		Consolidated Statements of Operations	F4

		Consolidated Statement of Stockholders' Deficit	F5

		Consolidated Statements of Cash Flows	F6

		Notes to Consolidated Financial Statements	F7-F10

2.	List of Exhibits:

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

Item 15. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Within 90 days prior to the filing date of this annual report 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer identified a deficiency relating to incomplete disclosures in this annual report as originally filed. These updated disclosures related to Management’s report on internal control over financial reporting. Although management had performed a review of its internal control over financial reporting as of December 31, 2007, the required disclosures were erroneously left out of the original filing of this annual report. Management is currently in the process of revising its internal control over financial reporting to help prevent similar omissions in future filings.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in any other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K. We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, which primarily includes our CEO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2007, management has identified the following deficiencies for the Company, that only when aggregated, may possibly be viewed as a material weakness:

a)	A required disclosure was erroneously omitted from the originally filed Form 10-KSB. Our internal review process was not adequate enough to recognize this omission.

b)
We did not maintain proper segregation of duties for the preparation of our financial statements. As of December 31, 2007, the majority of the preparation of financial statements was carried out by one person. Additionally, the Company currently only has one officer having oversight on all transactions.

The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. However, the Company presently does not have sufficient financial resources to hire additional personnel or consultants. Once the Company does, then our Board of Directors will establish the following remediation measures:

a)	We will hire additional personnel and outside consultants to perform various layers of reviews of our disclosures.

b)
We will hire additional personnel to assist with the preparation of the Company’s financial statements which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Frawley Corporation

(Registrant)

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board

Date                November 7, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)

November 7, 2008

(Date)

By:	/s/ Sheila Callahan
Sheila Callahan, Vice President and Secretary

November 7, 2008

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

Woodland Hills, California
May 30, 2008

- F1 -

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

	2007	2006

ASSETS

Current assets:
Cash (Note 1)	$14,000	$7,000
Prepaid expenses and other current assets	22,000	21,000

Total current assets	36,000	28,000

Real estate investments (Notes 1, 2, 3 and 5)	457,000	457,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$509,000	$501,000

See independent auditors’ report and notes to consolidated financial statements.

- F2 -

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

	2007	2006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable to related parties (Notes 3 and 5)	$2,387,000	$2,138,000
Interest payable to related parties	2,050,000	1,840,000
Deposits	374,000	374,000
Accounts payable and accrued expenses	173,000	164,000
Environmental reserve (Note 6)	-	77,000

Total current liabilities	4,984,000	4,593,000

Long term liabilities:
Long term note payable (Note 5)	160,000	-
Environmental reserve(Note 6)	-	1,120,000
Total long term liabilities	160,000	1,120,000

Total liabilities	5,144,000	5,713,000

Commitments and contingencies (Notes 5 and 6)

Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $1.00 par value, 6,000,000 shares authorized, 1,414,212 shares issued	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(22,497,000)	(23,074,000)

	(3,874,000)	(4,451,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

Total stockholders’ deficit	(4,635,000)	(5,212,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$509,000	$501,000

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

Sales of Real Estate– The Company recognizes gains/losses from sales of real estate at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. If the criteria are not met, the Company defers the revenue and recognizes it when the criteria are met or using the installment or cost recovery methods as appropriate under the circumstances.

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