Form 10-Q
period 2008-03-31
FRAWLEY CORP
filed 2008-12-02
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________________ to _____________________________

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, par value $1	1,222,900
(Class)	Outstanding at March 31, 2008

Total Number of Pages 13

FRAWLEY CORPORATION AND SUBSIDIARIES

INDEX

PART I:	FINANCIAL INFORMATION	PAGE NO.

	Item 1: Financial Statements

	Consolidated Balance Sheets
	March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Operations
	Three Months Ended March 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows
	Nine Months Ended March 31, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6

	Item 2: Management's Discussion and Analysis
	of Financial Condition and Results of Operations	7

PART II:	OTHER INFORMATION

	Item 1: Legal Proceedings	8-9

	Item 5: Other Information	9

	Item 6: Exhibits and Reports on Form 8-K	9

SIGNATURES		10

ITEM I: FINANCIAL STATEMENTS
FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,000	$14,000
Accounts receivable, net	4,000	4,000
Prepaid expenses and other current assets	5,000	18,000

TOTAL CURRENT ASSETS	13,000	36,000

Real estate investments, net	457,000	457,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$486,000	$509,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable to stockholders	$2,397,000	$2,387,000
Accounts payable and accrued expenses	169,000	173,000
Interest payable to related parties	2,112,000	2,050,000
Deposits	374,000	374,000

TOTAL CURRENT LIABILITIES	5,052,000	4,984,000

LONG TERM LIABILITIES
Long term note payable	160,000	160,000

TOTAL LIABILITIES	5,212,000	5,144,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $1 per share:
Authorized, 1,000,000 shares; none issued
Common stock, par value $1 per share;
Authorized, 6,000,000 shares, issued
1,414,217 shares	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(22,588,000)	(22,497,000)

	(3,965,000)	(3,874,000)
Less common stock in treasury,
191,312 shares (at cost)	(761,000)	(761,000)

TOTAL STOCKHOLDERS’ DEFICIT	(4,726,000)	(4,635,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$486,000	$509,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended MARCH 31,
	2008		2007

REVENUES:
Other income		$-	$-

COSTS AND EXPENSES:
Selling, general and administrative expenses		29,000	62,000
Interest expense		62,000	52,000

TOTAL COSTS AND EXPENSES		91,000	114,000

NET LOSS	$	(91,000)	$(114,000)

NET LOSS PER SHARE, COMMON		$(0.07)	$(0.09)

FULLY DILUTED		$(0.07)	$(0.09)

Weighted average number of Common shares outstanding		1,222,900	1,222,900

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	MARCH 31,
	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(91,000)	$(114,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Short and long-term accounts receivable, net		-	-
Prepaid expenses and other current assets		13,000	16,000
Accounts payable and accrued liabilities		58,000	31,000

TOTAL ADJUSTMENTS		71,000	47,000

NET CASH USED IN OPERATING ACTIVITIES		(20,000)	(67,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related party		10,000	78,000

NET CHANGE IN CASH AND CASH EQUIVALENTS		(10,000)	11,000

CASH, BEGINNING OF PERIOD		14,000	7,000

CASH, END OF PERIOD		$4,000	$18,000

See notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2008, and the results of operations and changes in cash flows for the three months then ended.

NOTE 2:	The results of operations for the three months ended March 31, 2008 as compared to the results of 2007 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate

For the quarter ended March 31, 2008, the real estate operating loss was $74,000 compared to a loss of $88,000 for the same period in 2007. However, real estate losses will continue as the Company incurs carrying costs and improvements required to sell the remaining properties.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of March 31, 2008, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the March 31, 2008 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

After the closing of the financial period, the Company received rough grading sign off for one of the three parcels that the company has previously received grandfathering status. The company is currently marketing this property for sale. The real estate broker , has informed the company there are no current lenders for real estate sales involving land only sales, because there is not financing for land sales, the Company will have to seek a cash buyer or may involve discounts to the sale price.

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

On December 31, 1991, the Company and approximately 90 other companies were named in a formal complaint. The Company joined a group of defendants, each of whom was so notified and which is referred to as Potentially Responsible Parties (PRPs) for the purpose of negotiating with the DTSC and for undertaking remediation of the site. Between 1995 and 1998, the State of California adjusted the estimated cost of remediation on several occasions. As a result, the Company has increased their recorded liability to reflect their share. In January, 1999, the PRP’s consent decree was approved by the Court. As of March 31, 2008 the Company had paid into the PRP Group approximately $1,040,000, which includes the assignment of a $250,000 note receivable with recourse.

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

In March 2006, the Company made a payment in the amount of $150,000 related to the settlement agreement note representing the payments due on December 31, 2004 and December 31, 2005. The Company did not make the scheduled payment on December 31, 2006. As of December 31, 2006, the Company owed late payment penalties totaling approximately $20,000 for the years 2004, 2005 and 2006. These penalties were recognized as interest expense for the year ended December 31, 2006 and the liability was accrued as a portion of the environmental reserve included in current liabilities. In December 2007, the Company made a final payment in the amount of $112,000, of which $90,000 represented payment towards the accrued liability and $22,000 represented payment of additional interest for late payments. As a result of this payment and pursuant to the settlement agreement, the Company is not responsible for any additional liability related to this site, other than any new claims. Therefore, the Company removed the remaining liability from its books as of December 31, 2007 and recognized a gain on extinguishment of this debt in the amount of $1,107,000.

Complying with the terms of the note relieves Frawley Corporation from any liability related to the Chatham Site action approved by the State of California in 1999. However, the PRP Group did not indemnify Frawley Corporation for any third party lawsuits related to the Chatham Site cleanup that are not considered in the remediation action plan approved in 1999.

In June 2004 the Corporation received a new environmental claim against its former Harley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. During 2006, the Company agreed to pay the liability in installment payments through January 2007. The Company made payments of approximately $52,000 during 2006 and of approximately $26,000 during 2007. In September 2007, the Company was granted a postponement of the additional payments due until March 2009. The balance of approximately $21,000 is included in current liabilities.

ITEM 5:	Other Information

Related Party Transactions

During the first quarter ended March 31, 2008, the Company borrowed approximately $10,000 from the Frawley Family Trust. These loans are secured by Deeds of trust on the Company’s real estate property.

ITEM 6:	Exhibits and Reports on Form 8-K

Exhibit 31.1 - Sarbanes-Oxley Act Section 302 Certification
Exhibit 32.1 - Certification of CEO and CFO

No reports on Form 8-K were filed during the quarter ended March 31, 2008.

On November 10, 2008 the Company filed an amended 10K report, for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAWLEY CORPORATION
(REGISTRANT)

Date: December 02, 2008	By:	/s/ Michael P. Frawley
MICHAEL P. FRAWLEY, President
(Authorized Officer and
Chief Financial Officer)