Form 10-K/A
period 2007-12-31
FRAWLEY CORP
filed 2009-07-06
CIK 38824

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

Within 90 days prior to the filing date of this annual report 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s principal executive officer and principal financial officer identified a deficiency relating to incomplete disclosures in this annual report as originally filed.  These updated disclosures related to Management’s report on internal control over financial reporting.  Although management had performed a review of its internal control over financial reporting as of December 31, 2007, the required disclosures were erroneously left out of the original filing of this annual report. As a result, Management has concluded that the disclosure controls and procedures are ineffective as of December 31, 2007. Management is currently in the process of revising its internal control over financial reporting to help prevent similar omissions in future filings.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and concluded that internal control over financial reporting was not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2007, management has identified the following deficiencies for the Company, that only when aggregated, may possibly be viewed as a material weakness:

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

Frawley Corporation
(Registrant)

By:	/s/Michael P Frawley
Michael P. Frawley, CEO and Chairman of the Board

Date	July 2, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael P Frawley
Michael P. Frawley, CEO and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)

July 2, 2009
(Date)

By:	/s/Sheila Callahan
Sheila Callahan, Vice President and Secretary

July 2, 2009
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