Form 10-Q/A
period 2008-03-31
FRAWLEY CORP
filed 2009-07-06
CIK 38824

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

NOTE 2:	The results of operations for the three months ended March 31, 2008 as compared to the results of 2007 are not necessarily indicative of results to be expected for the full year.

FRAWLEY CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

Subsequent to March 31, 2008, the Company received rough grading sign off for one of the three parcels that the Company had previously received grandfathering status on. The Company is currently marketing this property for sale. The Company’s real estate broker has informed the Company there are no current lenders for real estate sales involving land-only sales.   As a result, the Company will have to seek a cash buyer or possibly discount the potential sales price.

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

FRAWLEY CORPORATION
(REGISTRANT)

Date:	July 2, 2009	By	/s/ Michael P Frawley
MICHAEL P. FRAWLEY, President
(Authorized Officer and
Chief Financial Officer)