Form 10-K
period 2009-12-31
FRAWLEY CORP
filed 2012-09-19
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                December 31, 2009

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

Title of each class

Common Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The Company’s stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of August 20, 2012.

Number of shares of Common Stock outstanding as of August 20, 2012: 1,222,900 shares.

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

Real Estate

The Company's real estate consists of approximately 34 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $351,000 as of the end of 2009, and are subject to mortgage debt held by various stockholders, including the Chief Executive Officer and related family members, aggregating approximately $2,508,000. The Company continues to invest resources in real estate and it will continue its efforts to sell the land. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

Item 3. Legal Proceedings

     In June 2004, the Corporation received a new environmental claim against its former Hartley Pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company recorded the liability in the year ended December 31, 2004. In December 2005, the Company received a demand for payment from the EPA and negotiated a payment plan which required the total liability, plus interest to be paid in full by January 2007. During 2006, the Company made payments of approximately $52,000, leaving a balance of approximately $47,000 due in January 2007. The Company was unable to make the January 2007 payment. The Company reached a new agreement with the EPA, and made its first payment under the new agreement on January 11, 2007. The remaining payments were due in April, July and October 2007. The Company was unable to make the payment due in July 2007. The Company requested a payment extension. The EPA reviewed the request and extended the term 18 months to pay the balance plus interest accrued in March 2009. The Company again was unable to make a payment in March 2009. In August 2011, the Company made a full payment of the liability related to the Omega Chemical Superfund and was then released of its liability to that site.

3

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholders Matters

The Company's stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

The approximate number of holders of record for Frawley Corporation's Common Stock as of December 31, 2009 was 500.

No dividends have been paid in the periods shown above.

Item 6. Selected Financial Statement Data

Recent Accounting Pronouncements

See Recent Accounting Pronouncement section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Summary

The net loss was $258,000 in 2009 as compared to net loss of $392,000 in 2008 (see following discussion of real estate).

Interest expense for 2009 was $264,000 compared to $249,000 for 2008. Selling, general and administrative expenses were $111,000 for 2009 compared to $143,000 for 2008.

Real Estate

The real estate operating income before interest expense was $60,000 in 2009 as compared to an operating loss of $96,000 in 2008.

In February 2004, the Company received notice from Los Angeles County that the county intends to severely restrict grading permits and may require conditional use permits for grading on the Company’s property. In addition, the County of Los Angeles announced its intention to restrict the building of residences on several of the Company’s parcels of land because of new ridgeline building ordinances. Prior to the ordinance deadline, the Company received grandfathering status on those parcels. Because the grandfathering clause is conditional, it is unclear whether or not the Company will be able to take advantage of this grandfathering status until the Company completes the permit process. The above regulations potentially require multi-year processing to reach the point that a parcel can be sold to a third party.

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the December 31, 2009 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

In addition to Los Angeles County permits, the Company’s property is subject to development permits from California Department of Fish and Game, the U.S. Army Corps of Engineering and the California State Water Resources Control Board. These permits can take up to 24 months to process and there is no guarantee that these agencies will issue the permits.

Liquidity and Capital Resources

Real Estate and Corporate overhead continue to produce losses that the Company is having difficulty absorbing. The required investments in real estate are currently funded from loans or contributions from related parties.

The Company has borrowed additional funds from Frawley family members as needed, to meet real estate investments and working capital needs. During 2009, the Company borrowed $18,000 from related parties compared to $103,000 during 2008. Also, the Company borrowed $160,000 from an unrelated third party during 2007, which was used to pay the Chatham site PRP group, operating expenses and to meet the terms of the loan. In June 2009, the Company made a full payment of this note plus the interest accrued. As of December 31, 2009, the total notes due were $2,508,000. These are related party notes and bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2010. The Company has defaulted on substantially all of the related party notes under their terms. As of the date of this report, no action has been taken on the delinquent amounts.

Prior to 2005, the Company received funds from the family members as an advance on property that they intend to purchase in the future. The family members have not yet specified the parcel they intend to purchase and balances for the deposits for real estate were $374,000 at December 31, 2009 and 2008, respectively.

Management intends to raise additional capital by selling real estate. The limited resources available to the Company will be directed at selling real estate.

The following measurements indicate the trends in the Company's liquidity from continuing operations:

December 31,	2009	2008

Working capital (deficiency)	$(5,652,000)	$(5,500,000)
Current ratio	(.001 to 1)	(.002 to 1)

Item 8. Financial Statements and Supplementary Data

See the consolidated financial statements and the notes thereto which begin on page F1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Within 90 days prior to the filing date of this annual report 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective due to lack of segregation of duties. The Company currently does not have the resources to hire additional personnel at this time.

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

Limitations on the Effectiveness of Controls

Our management, which consists of our CEO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and concluded that internal control over financial reporting was not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2009, management has identified the following deficiency for the Company, that only when aggregated, may possibly be viewed as a material weakness:

a)	We did not maintain proper segregation of duties for the preparation of our financial statements. As of December 31, 2009, the majority of the preparation of financial statements was carried out by one person. Additionally, the Company currently only has one officer having oversight on all transactions.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and certain other information pertaining to the persons elected as directors.

Name	Age	Principal Occupation	Year First Became Director

Michael P. Frawley	56	Chairman of the Board and President of the Company Chief Executive Officer, Treasurer	1991

Sheila Callahan	27	Director and Secretary of the Company	2007

The Company’s Board of Directors has no committees. During 2009, the Board of Directors held four meetings in which all of the directors attended. Michael P. Frawley and Sheila Callahan received no separate compensation for acting as directors.

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

Biographical information for Executive officers and directors

Mr. Michael P. Frawley has been employed by the Company since 1972. He became Vice President of Advertising in 1986, Vice President of the Company in 1991 and Treasurer in 1996. He became President of the Company in 1998 after the passing of his father Patrick J. Frawley, Jr. Michael Frawley is legally blind.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2009 (together the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation
Michael P. Frawley Chief Executive Officer	2009 2008 2007	$ $ $	- - -

Option Grants in Last Fiscal Year

None of the Named Executive Officers received stock option grants in fiscal 2009.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

None of the Named Executive Officers exercised stock options in fiscal 2009.

Director Compensation

Our directors do not currently receive any compensation for service on the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2009, by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Percent of Beneficial Ownership (1)
Common Stock	Dr. P. Joseph Frawley (2) 436 N. Ontare St. Santa Barbara, California	161,401	13.2%

Common Stock	Michael P. Frawley 5737 Kanan Rd. PMB 188 Agoura Hills, California	133,683	10.9%

Common Stock	Mary Louise Frawley 16161 Ventura Blvd., #347 Encino, California	140,353	11.5%

Common Stock	Eileen Frawley Callahan 10910 Wellworth Ave., #102 Los Angeles, California	99,747	8.2%

Common Stock	Dudley Callahan 1824 E. Gardenia Phoenix, Arizona	0	0%

Common Stock	Sheila Callahan 436 N. Ontare Rd.	0	0%
	Santa Barbara California

Common Stock	Joan Frawley Desmond 7106 44th Street Chevy Chase, Maryland	105,976	8.7%

Common Stock	All Directors and Executive Offices as group (2 Persons)	133,683	10.9%

(1)	Except as indicated otherwise in the following notes, shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. Dr. P. Joseph Frawley, Mary Louise Frawley, Eileen Frawley Callahan, Joan Frawley Desmond and Michael P. Frawley each possess an interest in common stock of the Company that is currently held in the estate or trust of their deceased father, Patrick Frawley, Jr. These shares have not been transferred to such individuals as of the date of this filing. If and when such shares are transferred to such individuals, they will each hold an additional number of shares of common stock as follows: Dr. P. Joseph Frawley (2432 shares), Mary Louise Frawley (2433 shares), Eileen Frawley Callahan (2433 shares), Joan Frawley Desmond (2433 shares) and Michael P. Frawley (2432 shares). Each such individual disclaims beneficial ownership of the shares held by Patrick Frawley, Jr.

(2)	Dr. P. Joseph Frawley’s holdings include 22,456 shares he holds as custodian for his children, as to which he disclaims beneficial ownership.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In 2009 and prior years, the Company has borrowed a total of $2,508,000 from its stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $254,000 and $249,000 during 2009 and 2008, respectively.

Item 14. Principal Accounting Fees and Services.

Audit Fees – The aggregate audit fees billed for each of the last two fiscal years are as follows: 2009 - None; 2008 - $29,800.

Audit-Related Fees – No audit-related fees were billed in either 2009 or 2008.

Tax Fees - The aggregate tax fees billed for each of the last two fiscal years are as follows: 2009 - None; 2008 - $9,637.

All Other Fees – All other fees billed in each of the last two fiscal years are as follows: 2009 - $1,250; 2008 - $3,705.

Audit Committee’s Pre-Approval Policies – Information concerning the audit committee’s pre-approval policies and procedures will appear in our 2012 Form 8-K under the caption “Audit Committee Matters.” Such information is incorporated herein by reference.

The percentage of services described above that were approved by the audit committee was None in 2009 and 91% in 2008. No work was performed by persons other than the principal accountant’s full-time permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	List of Financial Statements:	Page Numbers

		Independent Auditors' Report	F1

Financial Statements for the Years
Ended December 31, 2008 and 2009

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

During 2009, no 8K reports were filed.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Frawley Corporation
(Registrant)

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board

Date:  August 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board (Principal Executive, Financial and Accounting Officer)

Date:  August 20, 2012

By:	/s/ Sheila Callahan
Sheila Callahan, Vice President and Secretary

Date:  August 20, 2012

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Frawley Corporation

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of Frawley Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

LaRue, Corrigan, McCormick & Teasdale LLP

Woodland Hills, California

July 27, 2012

F-1

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 and 2008

ASSETS

	2009	2008
Current assets:
Cash (Note 1)	$1,000	$4,000
Prepaid expenses and other current assets	6,000	6,000

Total current assets	7,000	10,000

Real estate investments, net (Notes 1, 2 and 4)	351,000	457,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$374,000	$483,000

See independent auditors’ report and notes to consolidated financial statements.

F-2

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 and 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2009	2008
Current liabilities:
Notes payable to related parties (Notes 2 and 4)	$2,508,000	$2,490,000
Notes payable (Note 4)	-	160,000
Interest payable to related parties	2,552,000	2,299,000
Deposits	374,000	374,000
Accounts payable and accrued expenses	225,000	187,000

Total current liabilities	5,659,000	5,510,000

Total liabilities	5,659,000	5,510,000

Commitments and contingencies (Notes 4 and 5)

Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000,000
shares authorized, no shares issued	-	-
Common stock, $1.00 par value, 6,000,000
shares authorized, 1,414,212 shares issued	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(23,147,000)	(22,889,000)

	(4,524,000)	(4,266,000)
Less common stock in treasury, 191,312
shares (at cost)	(761,000)	(761,000)

Total stockholders’ deficit	(5,285,000)	(5,027,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$374,000	$483,000

See independent auditors’ report and notes to consolidated financial statements.

F-3

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES
Sales of real estate	$223,000	$-

TOTAL REVENUE	223,000	-

COSTS AND EXPENSES
Cost of real estate sold	106,000	-
Selling, general and administrative expenses	111,000	143,000
Interest expense, net of interest income (Note 2)	264,000	249,000

TOTAL COSTS AND EXPENSES	481,000	392,000

OPERATING LOSS	(258,000)	(392,000)

NET LOSS	$(258,000)	$(392,000)

NET LOSS PER SHARE, COMMON	$(0.21)	$(0.32)

FULLY DILUTED	$(0.21)	$(0.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,222,900	1,222,900

See independent auditors’ report and notes to consolidated financial statements.

F-4

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Capital	Accumulated	Treasury
	Shares	Amount	Surplus	Deficit	Stock	Total

December 31, 2007	1,414,224	$1,414,000	$17,209,000	$(22,497,000)	$(761,000)	$(4,635,000)

Net loss, 2008	-	-	-	(392,000)	-	(392,000)

December 31, 2008	1,414,424	1,414,000	17,209,000	(22,889,000)	(761,000)	(5,027,000)

Net loss, 2009	-	-	-	(258,000)	-	(258,000)

December 31, 2009	1,414,212	$1,414,000	$17,209,000	$(23,147,000)	$(761,000)	$(5,285,000)

See independent auditors’ report and notes to consolidated financial statements.

F-5

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258,000)	$(392,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	16,000
Real estate investments	106,000	-
Accounts payable and accrued liabilities	38,000	14,000
Interest payable	253,000	249,000

TOTAL ADJUSTMENTS	397,000	279,000

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	139,000	(113,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related parties	18,000	103,000
Repayment of borrowings	(160,000)	-
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(142,000)	103,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,000)	(10,000)

CASH, BEGINNING OF PERIOD	4,000	14,000

CASH, END OF PERIOD	$1,000	$4,000

See independent auditors’ report and notes to consolidated financial statements.

F-6

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include Frawley Corporation (the “Company”) and its subsidiaries: Schick Shadel Hospital, Inc. (Schick Shadel) and Sun Sail Development Company (Sun Sail). In addition, Sun Sail is the sole member of Sunny Hill L.L.C. (Sunny Hill), which was formed in 2003. All significant intercompany profits, transactions and balances have been eliminated.

Net Income/Loss per Common Share - Net income/loss per common share is computed by dividing net income/loss by the weighted average number of common shares outstanding during the year.

Income Taxes - The Company adopted the provisions of ASC 740, “Accounting for Income Taxes,” (formally SFAS 109) effective January 1, 1993. Accordingly, the Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

In June 2006, the Financial Accounting Standards Board (FASB) issued ASC 740-10-25 which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with ASC 740, “Accounting for Income Taxes”. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of ASC 740-10-25 did not have a material impact on the Company’s financial statements.

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

Impairment of Long-Lived Assets – The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There was no impairment charge recognized during the years ended December 31, 2009 and 2008.

F-7

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2. RELATED PARTY TRANSACTIONS

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investment and working capital needs. During 2009 and 2008, the Company borrowed an additional $18,000 and $103,000, respectively, from the related parties. As of December 31, 2009 and 2008, the balances due were $2,508,000 and $2,490,000, respectively (see Note 4). The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2010. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2009	2008
Cash paid during the year for:
Income taxes	$3,000	$3,200
Interest	$8,644	$-

4. DEBT

Short-term debt at December 31, 2009 consists of $2,508,000 of notes payable to stockholders and other related parties (see Note 2), which were due on various dates from 2001 through 2010, bear interest at 10% per annum, and are secured by the real estate investments of the Company. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

5. LITIGATION

In June 2004 the Corporation received an environmental claim against its former Hartley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. During 2006, the Company agreed to pay the liability in installment payments through January 2007 and has made payments of approximately $52,000 during 2006 and of approximately $26,000 during 2007. In September 2007, the Company was granted a postponement of the additional payments due until March 2009. The balance of approximately $21,000 is included in current liabilities. Subsequent to year end, a full payment for the remaining liability was made and the Company was released of its liability related to that site (see Note 7).

F-8

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

6. INCOME TAXES

The Company does not carry a provision for income taxes due to tax losses in 2009 and 2008, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2009 and 2008 consist of the following:

	2009	2008
Net operating loss carryforwards	$2,009,000	$2,447,000
Bad debt/land reserves	158,000	206,000
Other reserves	872,000	786,000
	3,039,000	3,439,000
Less valuation allowance	(3,039,000)	(3,439,000)
	$-	$-

The Company has net operating loss carryforwards aggregating approximately $5,907,000 for federal income tax purposes, which expire in various years through 2029.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 27, 2012, the date on which the financial statements were available to be issued and determined that the following subsequent events require disclosure.

In March 2010, the Company sold a six acre parcel of land to an unrelated third party for $650,000. The proceeds were primarily used to fund construction costs as part of the terms of the sale in the amount of approximately $246,000, as well as to pay down debt on the property in the amount of approximately $276,000. The Company recognized a gain of approximately $205,000 in 2010 related to the sale.

The Company owns a minority interest in Dufy I, LP (the “Partnership”), a partnership that owns and operates the Schick Shadel Hospital (the “Hospital”) in Seattle, Washington. In August 2011, the Hospital was sold and the Company received proceeds in the amount of $135,000 for its share of the purchase price. The Company recognized $119,000 in gain as a result of this transaction. In addition, the Company will receive additional funds to be determined related to excess cash and collected accounts receivable from the Hospital. Once the final proceeds are distributed, the Partnership will be dissolved.

F-9

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

7. SUBSEQUENT EVENTS (CONTINUED)

In August 2011, the Company sold two trademarks it owned, Classics Illustrated and Classic Illustrated Junior for $300,000. In previous years, the Company had written the book value of the trademarks down to zero and therefore the entire amount of the sale was recorded as a gain. The Company received $207,850, which represents the remaining sales proceeds after settlement of invoices owed by the Company related to the trademarks. Included in these invoices was approximately $10,000 paid to a consulting company owned by Mary Louise Frawley, a related party.

In August 2011, the Company made a full payment of the liability related to the Omega Chemical Superfund. The Company was then released of its liability related to that site (see Note 5).

F-10