Form 10-K
period 2010-12-31
FRAWLEY CORP
filed 2012-10-26
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Total number of pages, including cover page and exhibits 28

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

Real Estate

The Company's real estate consists of approximately 28 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $217,000 as of the end of 2010, and are subject to mortgage debt held by various stockholders, including the Chief Executive Officer and related family members, aggregating approximately $2,262,000. The Company continues to invest resources in real estate and it will continue its efforts to sell the land. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

Item 3. Legal Proceedings

In June 2004, the Corporation received a new environmental claim against its former Hartley Pen division in the amount of approximately $99,000. The claim was made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. The Company recorded the liability in the year ended December 31, 2004. In December 2005, the Company received a demand for payment from the EPA and negotiated a payment plan which required the total liability, plus interest to be paid in full by January 2007. During 2006, the Company made payments of approximately $52,000, leaving a balance of approximately $47,000 due in January 2007. The Company was unable to make the January 2007 payment. The Company reached a new agreement with the EPA, and made its first payment under the new agreement on January 11, 2007. The remaining payments were due in April, July and October 2007. The Company was unable to make the payment due in July 2007. The Company requested a payment extension. The EPA reviewed the request and extended the term 18 months to pay the balance plus interest accrued in March 2009. The Company again was unable to make a payment in March 2009. In August 2011, the Company made a full payment of the liability related to the Omega Chemical Superfund and was then released of its liability to that site.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholders Matters

The Company's stock was delisted by the Pacific Stock Exchange on December 1, 1992. There is currently no public trading for the stock.

The approximate number of holders of record for Frawley Corporation's Common Stock as of December 31, 2010 was 500.

No dividends have been paid in the periods shown above.

Item 6. Selected Financial Statement Data

Recent Accounting Pronouncements

See Recent Accounting Pronouncement section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Summary

The net loss was $113,000 in 2010 as compared to net loss of $258,000 in 2009 (see following discussion of real estate).

Interest expense for 2010 was $229,000 compared to $264,000 for 2009. Selling, general and administrative expenses were $154,000 for 2010 compared to $111,000 for 2009.

Real Estate

The real estate operating income before interest expense was $170,000 in 2010 as compared to $60,000 in 2009.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the December 31, 2010 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

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

The Company has borrowed additional funds from Frawley family members as needed, to meet real estate investments and working capital needs. During 2010, the Company borrowed $30,000 from related parties compared to $18,000 during 2009. Also, the Company borrowed $160,000 from an unrelated third party during 2007, which was used to pay the Chatham site PRP group, operating expenses and to meet the terms of the loan. In June 2009, the Company made a full payment of this note plus the interest accrued. As of December 31, 2010, the total notes due were $2,262,000. These are related party notes and bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2011. The Company has defaulted on substantially all of the related party notes under their terms. As of the date of this report, no action has been taken on the delinquent amounts.

Prior to 2005, the Company received funds from the family members as an advance on property that they intend to purchase in the future. The family members have not yet specified the parcel they intend to purchase and balances for the deposits for real estate were $374,000 at December 31, 2010 and 2009, respectively.

Management intends to raise additional capital by selling real estate. The limited resources available to the Company will be directed at selling real estate.

The following measurements indicate the trends in the Company's liquidity from continuing operations:

December 31,	2010	2009

Working capital (deficiency)	$(5,631,000)	$(5,652,000)
Current ratio	(.001 to 1)	(.001 to 1)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and concluded that internal control over financial reporting was not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2010, management has identified the following deficiency for the Company, that only when aggregated, may possibly be viewed as a material weakness:

a)	We did not maintain proper segregation of duties for the preparation of our financial statements. As of December 31, 2010, the majority of the preparation of financial statements was carried out by one person. Additionally, the Company currently only has one officer having oversight on all transactions.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and certain other information pertaining to the persons elected as directors.

			Year First
Name	Age	Principal Occupation	Became Director

Michael P. Frawley	57	Chairman of the Board and President of the Company Chief Executive Officer, Treasurer	1991

Sheila Callahan	28	Director and Secretary of the Company	2007

The Company’s Board of Directors has no committees. During 2010, the Board of Directors held four meetings in which all of the directors attended. Michael P. Frawley and Sheila Callahan received no separate compensation for acting as directors.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2010 (together the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation
Michael P. Frawley	2010	$-
Chief Executive Officer	2009	$-
	2008	$-

Option Grants in Last Fiscal Year

None of the Named Executive Officers received stock option grants in fiscal 2010.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

None of the Named Executive Officers exercised stock options in fiscal 2010.

Director Compensation

Our directors do not currently receive any compensation for service on the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2010, by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

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

_______________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In 2010 and prior years, the Company has borrowed a total of $2,262,000 from its stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $229,000 and $254,000 during 2010 and 2009, respectively.

Item 14. Principal Accounting Fees and Services.

Audit Fees – No audit fees were billed in either 2010 or 2009.

Audit-Related Fees – No audit-related fees were billed in either 2010 or 2009.

Tax Fees - No tax fees were billed in either 2010 or 2009.

All Other Fees – All other fees billed in each of the last two fiscal years are as follows: 2010 - None; 2009 - $1,250.

Audit Committee’s Pre-Approval Policies – Information concerning the audit committee’s pre-approval policies and procedures will appear in our 2012 8-K under the caption “Audit Committee Matters.” Such information is incorporated herein by reference.

The percentage of services described above that were approved by the audit committee was none in 2010 and 2009. No work was performed by persons other than the principal accountant’s full-time permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	List of Financial Statements:		Page Numbers

		Independent Auditors' Report		F1

Financial Statements for the Years Ended December 31, 2009 and 2010

			Consolidated Balance Sheets	F2-F3

			Consolidated Statements of Operations	F4

			Consolidated Statements of Stockholders' Deficit	F5

			Consolidated Statements of Cash Flows	F6

			Notes to Consolidated Financial Statements	F7-F9

	2.	List of Exhibits:

		3.1	Registrant's certificate of incorporation is incorporated herein by this reference to (A) Exhibit Item (3.1) to Registrant's Registration Statement No. 2-36536 on form S-1, (B) the name change amendment to said certificate of incorporation under Section 1-02 of the Merger Agreement which is Exhibit A to the definitive proxy material for Registrant's June 16, 1977 annual meeting of stockholders, filed under Regulation 14A, and (C) the amendment to certificate of incorporation which is Exhibit A to the definitive proxy material for Registrant's June 25, 1987 Annual Meeting of Stockholders, filed under Regulation 14A.

		3.2	Registrant's bylaws, as amended to date are incorporated herein by reference to Exhibit Item (3) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1980.

		21.1	List of Subsidiaries is incorporated herein by reference to Exhibit Item (10) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

		31.1	Sarbanes-Oxley Act section 302 Certification

		31.2	Exhibit 302.1

(b) Reports on Form 8-K:

During 2010, no 8K reports were filed.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Frawley Corporation

(Registrant)

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board

Date	August 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)

August 20, 2012
(Date)

By:	/s/ Sheila Callahan
Sheila Callahan, Vice President and Secretary

August 20, 2012
(Date)

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Frawley Corporation

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of Frawley Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

LaRue, Corrigan, McCormick & Teasdale LLP

Woodland Hills, California

July 27, 2012

F-1

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 and 2009

ASSETS

	2010	2009
Current assets:
Cash (Note 1)	$2,000	$1,000
Prepaid expenses and other current assets	6,000	6,000

Total current assets	8,000	7,000

Real estate investments, net (Notes 1, 2 and 4)	217,000	351,000
Investment in partnership	16,000	16,000

TOTAL ASSETS	$241,000	$374,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 and 2009

  LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2010	2009
Current liabilities:
Notes payable to related parties (Notes 2 and 4)	$2,262,000	$2,508,000
Interest payable to related parties	2,781,000	2,552,000
Deposits	374,000	374,000
Accounts payable and accrued expenses	222,000	225,000

Total current liabilities	5,639,000	5,659,000

Total liabilities	5,639,000	5,659,000

Commitments and contingencies (Notes 4 and 5)

Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000,000
shares authorized, no shares issued	-	-
Common stock, $1.00 par value, 6,000,000
shares authorized, 1,414,212 shares issued	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(23,260,000)	(23,147,000)

	(4,637,000)	(4,524,000)
Less common stock in treasury, 191,312
shares (at cost)	(761,000)	(761,000)

Total stockholders’ deficit	(5,398,000)	(5,285,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$241,000	$374,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
REVENUES
Sales of real estate	$650,000	$223,000

COSTS AND EXPENSES
Cost of real estate sold	380,000	106,000
Selling, general and administrative expenses	154,000	111,000
Interest expense, net of interest income (Notes 2 and 5)	229,000	264,000

TOTAL COSTS AND EXPENSES	763,000	481,000

NET LOSS	$(113,000)	$(258,000)

NET LOSS PER SHARE, COMMON	$(0.09)	$(0.21)

FULLY DILUTED	$(0.09)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,222,900	1,222,900

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Capital	Accumulated	Treasury
	Shares	Amount	Surplus	Deficit	Stock	Total

December 31, 2008	1,414,224	$1,414,000	$17,209,000	$(22,889,000)	$(761,000)	$(5,027,000)

Net loss, 2009	-	-	-	(258,000)	-	(258,000)

December 31, 2009	1,414,424	1,414,000	17,209,000	(23,147,000)	(761,000)	(5,285,000)

Net loss, 2010	-	-	-	(113,000)	-	(113,000)

December 31, 2010	1,414,212	$1,414,000	$17,209,000	$(23,260,000)	$(761,000)	$(5,398,000)

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,000)	$(258,000)

Changes in operating assets and liabilities:
Real estate investments	134,000	106,000
Accounts payable and accrued expenses	(3,000)	38,000
Interest payable	229,000	253,000

TOTAL ADJUSTMENTS	360,000	397,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	247,000	139,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings from related parties	30,000	18,000
Repayment of borrowings	(276,000)	(160,000)
NET CASH USED IN FINANCING ACTIVITIES	(246,000)	(142,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,000	(3,000)

CASH, BEGINNING OF PERIOD	1,000	4,000

CASH, END OF PERIOD	$2,000	$1,000

See independent auditors’ report and notes to consolidated financial statements.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Impairment of Long-Lived Assets – The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There was no impairment charge recognized during the years ended December 31, 2010 and 2009.

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

2. RELATED PARTY TRANSACTIONS

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investment and working capital needs. During 2010 and 2009, the Company borrowed an additional $30,000 and $18,000, respectively, from the related parties. Also, as a result of the real estate sale in 2010, the Chief Executive Officer and other family members received $276,320 in total as repayment of principal and interest related to a note secured by the property. As of December 31, 2010 and 2009, the balances due were $2,262,000 and $2,508,000, respectively (see Note 4). The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2011. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:	2010	2009
Income taxes	$3,000	$3,000
Interest	$-	$8,644

4. DEBT

Short-term debt at December 31, 2010 consists of $2,262,000 of notes payable to stockholders and other related parties (see Note 2), which were due on various dates from 2001 through 2011, bear interest at 10% per annum, and are secured by the real estate investments of the Company. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

5. LITIGATION

In June 2004 the Corporation received an environmental claim against its former Hartley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. During 2006, the Company agreed to pay the liability in installment payments through January 2007 and had made payments of approximately $52,000 during 2006 and of approximately $26,000 during 2007. In September 2007, the Company was granted a postponement of the additional payments due until March 2009. The balance of approximately $21,000 is included in current liabilities. Subsequent to year end, a full payment for the remaining liability was made and the Company was released of its liability related to that site (see Note 7).

FRAWLEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

6. INCOME TAXES

The Company does not carry a provision for income taxes due to tax losses in 2010 and 2009, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2010 and 2009 consist of the following:

	2010	2009

Net operating loss carryforwards	$1,795,000	$2,009,000
Bad debt/land reserves	98,000	158,000
Other reserves	950,000	872,000
	2,843,000	3,039,000
Less valuation allowance	(2,843,000)	(3,039,000)
	$-	$-

The Company has net operating loss carryforwards aggregating approximately $5,280,000 for federal income tax purposes, which expire in various years through 2030.

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

