Form 10-K
period 2011-12-31
FRAWLEY CORP
filed 2013-10-15
CIK 38824

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                December 31, 2011

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

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The Company’s stock was de-listed by the Pacific Stock Exchange Incorporated on December 1, 1992. Therefore, no current market value exists for the stock as of August 29, 2013.

Number of shares of Common Stock outstanding as of August 29, 2013: 1,222,900 shares.

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

Real Estate

The Company's real estate consists of approximately 28 acres of largely undeveloped land in the Santa Monica Mountains, northwest of Los Angeles. The properties owned by the Company represent an aggregate investment of approximately $217,000 as of the end of 2011, and are subject to mortgage debt held by various stockholders, including the Chief Executive Officer and related family members, aggregating approximately $2,223,000. The Company continues to invest resources in real estate and it will continue its efforts to sell the land. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

The approximate number of holders of record for Frawley Corporation's Common Stock as of December 31, 2011 was 500.

No dividends have been paid in the periods shown above.

Item 6.        Selected Financial Statement Data

Recent Accounting Pronouncements

See Recent Accounting Pronouncement section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overall Summary

The net loss was $15,000 in 2011 as compared to net loss of $113,000 in 2010 (see following discussion of real estate).

Interest expense for 2011 was $206,000 compared to $229,000 for 2010. Selling, general and administrative expenses were $248,000 for 2011 compared to $154,000 for 2010.

Real Estate

The real estate operating income before interest expense was $86,000 in 2011 as compared to $170,000 in 2010.

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

If an agreement cannot be reached with Los Angeles County, these new regulations may force the Company to liquidate its real estate, make settlements with its lenders and close down its real estate development business. As of the report date, no decision has been made by management regarding liquidation, nor can they determine the potential financial impact to the Company. Accordingly, the December 31, 2011 financial statements do not reflect any adjustments that might result from these new and more stringent regulations.

In addition to Los Angeles County permits, the Company’s property is subject to development permits from California Department of Fish and Game, the U.S. Army Corps of Engineering and the California State Water Resources Control Board. These permits can take up to 24 months to process and there is no guarantee that these agencies will issue the permits.

During 2011, the Company entered into an agreement with a neighboring property owner to grant an easement which would allow for a water main to be built on the Company’s property, making it available for the Company’s use. As part of that agreement, related party deed holders agreed to subordinate their debt to that easement for a partial pay down on the debt owed to them. The related parties received a total of $38,000 in relation to this agreement.

Liquidity and Capital Resources

Real Estate and Corporate overhead continue to produce losses that the Company is having difficulty absorbing. The required investments in real estate are currently funded from loans or contributions from related parties.

The Company has borrowed additional funds from Frawley family members as needed, to meet real estate investments and working capital needs. During 2011, the Company borrowed $23,000 from related parties compared to $30,000 during 2010. As of December 31, 2011, the total notes due were $2,223,000. These are related party notes and bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2012. The Company has defaulted on substantially all of the related party notes under their terms. As of the date of this report, no action has been taken on the delinquent amounts.

Prior to 2005, the Company received funds from the family members as an advance on property that they intend to purchase in the future. The family members have not yet specified the parcel they intend to purchase and balances for the deposits for real estate were $374,000 at December 31, 2011 and 2010, respectively.

Management intends to raise additional capital by selling real estate. The limited resources available to the Company will be directed at selling real estate.

The following measurements indicate the trends in the Company's liquidity from continuing operations:

December 31,	2011	2010

Working capital (deficiency)	$(5,628,000)	$(5,631,000)
Current ratio	(.015 to 1)	(.001 to 1)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that internal control over financial reporting was not effective. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2011, management has identified the following deficiency for the Company, that only when aggregated, may possibly be viewed as a material weakness:

a)	We did not maintain proper segregation of duties for the preparation of our financial statements. As of December 31, 2011, the majority of the preparation of financial statements was carried out by one person. Additionally, the Company currently only has one officer having oversight on all transactions.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and certain other information pertaining to the persons elected as directors.

First			Year
Name	Age	Principal Occupation	Became
Director

Michael P. Frawley	58	Chairman of the Board and	1991
		President of the Company
		Chief Executive Officer, Treasurer

Sheila Callahan	29	Director and Secretary	2007
		of the Company

The Company’s Board of Directors has no committees. During 2011, the Board of Directors held four meetings in which all of the directors attended. Michael P. Frawley and Sheila Callahan received no separate compensation for acting as directors.

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

On February 9, 2007, Mr. Michael P. Frawley and Ms. Sheila Callahan were elected by Written Consent from the Shareholders holding over 54% of the common stock outstanding.

Biographical Information for Executive Officers and Directors

Mr. Michael P. Frawley has been employed by the Company since 1972. He became Vice President of Advertising in 1986, Vice President of the Company in 1991 and Treasurer in 1996. He became President of the Company in 1998 after the passing of his father Patrick J. Frawley, Jr. Michael P. Frawley is legally blind.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended December 31, 2011 (together the “Named Executive Officers”).

Name and Principal Position	Year	Annual Compensation
Michael P. Frawley	2011	$-
Chief Executive Officer	2010	$-
	2009	$-

Option Grants in Last Fiscal Year

None of the Named Executive Officers received stock option grants in fiscal 2011.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Value

None of the Named Executive Officers exercised stock options in fiscal 2011.

Director Compensation

Our directors do not currently receive any compensation for service on the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 31, 2011, by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

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
	Santa Barbara, California

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2011 and prior years, the Company has borrowed a total of $2,223,000 from its stockholders to meet real estate investment and working capital needs. The notes are secured by real estate investments. Interest expense to related parties totaled $209,000 and $254,000 during 2011 and 2010, respectively.

Item 14. Principal Accounting Fees and Services.

Audit Fees – The aggregate audit fees billed for each of the last two fiscal years are as follows: 2011 - $66,250; 2010 – None.

Audit-Related Fees – No audit-related fees were billed in either 2011 or 2010.

Tax Fees – The aggregate tax fees billed for each of the last two fiscal years are as follows: 2011 - $33,750; 2010 – None.

All Other Fees – No other fees were billed in either 2011 or 2010.

Audit Committee’s Pre-Approval Policies – Information concerning the audit committee’s pre-approval policies and procedures will appear in our 2012 8-K under the caption “Audit Committee Matters.” Such information is incorporated herein by reference.

The percentage of services described above that were approved by the audit committee was 100% in 2011 and none in 2010. No work was performed by persons other than the principal accountant’s full-time permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	List of Financial Statements:	Page Numbers

Independent Auditors' Report	F1

Financial Statements for the Years Ended December 31, 2011 and 2010

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

During 2011, no 8-K reports were filed.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Frawley Corporation
(Registrant)

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board

Date	August 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael P. Frawley
Michael P. Frawley, CEO and Chairman of the Board
(Principal Executive, Financial and Accounting Officer)

August 29, 2013

(Date)

By:	/s/ Sheila Callahan
Sheila Callahan, Vice President and Secretary

August 29, 2013

(Date)

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Frawley Corporation

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of Frawley Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frawley Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

LaRue, Corrigan, McCormick & Teasdale LLP

Woodland Hills, California

August 9, 2013

F-1

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

ASSETS

	2011	2010
Current assets:
Cash (Note 1)	$82,000	$2,000
Prepaid expenses and other current assets	4,000	6,000

Total current assets	86,000	8,000

Real estate investments, net (Notes 1, 2 and 4)	217,000	217,000
Investment in partnership	-	16,000

TOTAL ASSETS	$303,000	$241,000

F-2

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2011	2010
Current liabilities:
Notes payable to related parties (Notes 2 and 4)	$2,223,000	$2,262,000
Interest payable to related parties	2,991,000	2,781,000
Deposits	374,000	374,000
Accounts payable and accrued expenses	128,000	222,000

Total current liabilities	5,716,000	5,639,000

Total liabilities	5,716,000	5,639,000

Commitments and contingencies (Notes 4 and 5)

Stockholders’ deficit:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $1.00 par value, 6,000,000 shares authorized, 1,414,212 shares issued	1,414,000	1,414,000
Capital surplus	17,209,000	17,209,000
Accumulated deficit	(23,275,000)	(23,260,000)

	(4,652,000)	(4,637,000)
Less common stock in treasury, 191,312 shares (at cost)	(761,000)	(761,000)

Total stockholders’ deficit	(5,413,000)	(5,398,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$303,000	$241,000

F-3

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
REVENUES
Sales of real estate	$-	$650,000
Other income	6,000	-

TOTAL REVENUE	6,000	650,000

COSTS AND EXPENSES
Cost of real estate sold	-	380,000
Selling, general and administrative expenses	248,000	154,000
Interest expense, net of interest income (Note 5)	206,000	229,000

TOTAL COSTS AND EXPENSES	454,000	763,000

LOSS FROM OPERATIONS	(448,000)	(113,000)

OTHER INCOME:
Gain on sale of investment (Note 1)	133,000	-
Gain on sale of assets (Note 1)	300,000	-

TOTAL OTHER INCOME	433,000	-

NET LOSS	$(15,000)	$(113,000)

NET LOSS PER SHARE, COMMON	$(0.01)	$(0.09)

FULLY DILUTED	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,222,900	1,222,900

F-4

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Capital	Accumulated	Treasury
	Shares	Amount	Surplus	Deficit	Stock	Total

December 31, 2009	1,414,212	$1,414,000	$17,209,000	$(23,147,000)	$(761,000)	$(5,285,000)

Net loss, 2010	-	-	-	(113,000)	-	(113,000)

December 31, 2010	1,414,212	1,414,000	17,209,000	(23,260,000)	(761,000)	(5,398,000)

Net loss, 2011	-	-	-	(15,000)	-	(15,000)

December 31, 2011	1,414,212	$1,414,000	$17,209,000	$(23,275,000)	$(761,000)	$(5,413,000)

F-5

FRAWLEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,000)	$(113,000)

Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Gain on sale of investments	(133,000)	-
Gain on sale of assets	(300,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,000	-

Real estate investments	-	134,000

Accounts payable and accrued expenses	(94,000)	(3,000)
Interest payable	210,000	229,000

TOTAL ADJUSTMENTS	(315,000)	360,000

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(330,000)	247,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	149,000	-
Proceeds from sale of assets	300,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	449,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term debt borrowings from related parties	23,000	30,000

Repayment of borrowings	(62,000)	(276,000)

NET CASH USED IN FINANCING ACTIVITIES	(39,000)	(246,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	80,000	1,000

CASH, BEGINNING OF PERIOD	2,000	1,000

CASH, END OF PERIOD	$82,000	$2,000

F-6

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes - The Company follows the provisions of ASC 740, “Accounting for Income Taxes,” (formally SFAS 109). Accordingly, the Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

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

Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments (cash, other assets, accounts payable and accrued expenses) approximate fair value because of the short maturity of these items. The carrying amount of the notes payable approximate fair value based on current rates for similar debt of the same remaining maturity.

Impairment of Long-Lived Assets - The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. There was no impairment charge recognized during the years ended December 31, 2011 and 2010.

F-7

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Sale of Investment - The Company owned a minority interest in Dufy I, LP (the “Partnership”), a partnership that owns and operates the Schick Shadel Hospital (the “Hospital”) in Seattle, Washington. In August 2011, the Hospital was sold and the Company received proceeds in the amount $149,000 for its share of the purchase price. The Company recognized $133,000 in gain as a result of this transaction. In addition, the Company will receive additional funds to be determined related to excess cash and collected accounts receivable from the Hospital. Once the final proceeds are distributed, the Partnership will be dissolved.

Sale of Assets - In August 2011, the Company sold two trademarks it owned, Classics Illustrated and Classic Illustrated Junior for $$300,000. In previous years, the Company had written the book value of the trademarks down to zero and therefore the entire amount of the sale was recorded as a gain. The Company received $207,850, which represents the remaining sales proceeds after settlement of invoices owed by the Company related to the trademarks. Included in these invoices was approximately $10,000 paid to a consulting company owned by Mary Louise Frawley, a related party.

2.	RELATED PARTY TRANSACTIONS

The Company has borrowed additional funds from the Chief Executive Officer and his family members as needed, to meet real estate investment and working capital needs. During 2011 and 2010, the Company borrowed an additional $23,000 and $30,000, respectively, from the related parties. Also, as a result of a real estate sale in 2010, the Chief Executive Officer and other family members received $276,320 in total as repayment of principal and interest related to a note secured by the property. As of December 31, 2011 and 2010, the balances due were $2,223,000 and $2,262,000, respectively (see Note 4). The notes bear interest at 10%, are secured by the Company’s real estate investments and became due on various dates ranging from 2001 through 2012. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

3.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2011	2010
Cash paid during the year for:
Income taxes	$5,000	$3,000
Interest	$-	$-

F-8

4.	DEBT

Short-term debt at December 31, 2011 consists of $2,223,000 of notes payable to stockholders and other related parties (see Note 2), which were due on various dates from 2001 through 2012, bear interest at 10% per annum, and are secured by the real estate investments of the Company. The Company has defaulted on substantially all of the notes under their individual terms. As of the date of this report, no action has been taken on the delinquent amounts.

5.	LITIGATION

In June 2004 the Corporation received an environmental claim against its former Hartley pen division in the amount of approximately $99,000. The claim has been made by the United States Environmental Toxic Agency concerning the Company’s alleged responsibility for the Omega Chemical Superfund Site. During 2006, the Company agreed to pay the liability in installment payments through January 2007 and had made payments of approximately $52,000 during 2006 and of approximately $26,000 during 2007. In September 2007, the Company was granted a postponement of the additional payments due until March 2009. In August 2011, a full payment for the remaining liability was made and the Company was released of its liability related to that site.

6.	INCOME TAXES

The Company does not carry a provision for income taxes due to tax losses in 2011 and 2010, other than provisions for minimum state income taxes that are included in selling, general and administrative expenses.

Deferred tax assets and liabilities for federal income tax purposes at December 31, 2011 and 2010 consist of the following:

	2011	2010

Net operating loss carryforwards	$1,888,000	$1,795,000
Bad debt/land reserves	98,000	98,000
Other reserves	1,021,000	950,000
	3,007,000	2,843,000
Less valuation allowance	(3,007,000)	(2,843,000)
	$-	$-

F-9

The Company has net operating loss carryforwards aggregating approximately $5,551,000 for federal income tax purposes, which expire in various years through 2031.

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 9, 2013, the date the financial statements were available to be issued, and determined that no matters required disclosure.

F-10